Form 10-K
period 1993-12-31
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1994-03-29
CIK 351616

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K

[(check mark) ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended  DECEMBER 31, 1993
                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from                      to        .

                  Commission file number  0-10042

                  One Valley Bancorp of West Virginia, Inc.
          (Exact name of registrant as specified in its charter)

         West Virginia                                                     55-0609408
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

        One Valley Square,
        Summers and Lee Streets,
        P.O. Box 1793
        Charleston, West Virginia                                25326
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (304) 348-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class      Name of each exchange on which registered
                None                              None


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       Common Stock ($10.00 par value)
                            (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2)
has been subject to such filing requirements for the past 90 days.
Yes   (Check Mark)   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

106 Total Pages            Continued . . .

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

Aggregate of market value of voting stock  Based upon reported closing price on
                $340,694,524                       March  8, 1994


        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                       Outstanding at March 8, 1993
Common Stock ($10.00 par value)                      17,255,784


DOCUMENTS INCORPORATED BY REFERENCE

        The following lists the documents which are incorporated by reference in the
Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the documents are incorporated.

                                         Part of the Form 10-K into which the
Document                                 Document is Incorporated

Portions of One Valley Bancorp of West   Part I, Item 1; Part II, Items 5, 6, 7
Virginia, Inc., 1993 Annual Report to    and 8; Part III, Item 13; and Part
Shareholders for the year ended          IV, Item 14
December 31, 1993

Portions of One Valley Bancorp of West   Part III, Items 10, 11, 12 and 13
Virginia, Inc., Proxy Statement for the
1994 Annual Meeting of Shareholders

                 One Valley Bancorp of West Virginia, Inc.
                                Form 10-K


                                  INDEX

                                                                                                                               Page
Part    I
        Item  1.        Business .............................................................................................   4
        Item  2.        Properties  ..........................................................................................   16
        Item  3.        Legal Proceedings  ...................................................................................   17
        Item  4.        Submission of Matters to a Vote of Security Holders  .................................................   17
        Item  4A.       Executive Officers of the Registrant  ................................................................   18

Part    II
        Item  5.        Market for the Registrant's Common Equity and
                          Related Stockholder Matters  .......................................................................  20
        Item  6.        Selected Financial Data  .............................................................................  20
        Item  7.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations  ...............................................................  20
        Item  8.        Financial Statements and Supplementary Data  .........................................................  20
        Item  9.        Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure  ...............................................................  20

Part    III
        Item 10.        Directors and Executive Officers of the Registrant  .................................................   21
        Item 11.        Executive Compensation  .............................................................................   21
        Item 12.        Security Ownership of Certain Beneficial Owners and
                          Management  .......................................................................................   21
        Item 13.        Certain Relationships and Related Transactions  .....................................................   21

Part    IV
        Item 14.        Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K  ..........................................................................   22

Signatures...................................................................................................................   24

Index to Exhibits............................................................................................................   28

                                          3

PART I

Item 1. Business


ONE VALLEY BANCORP OF WEST VIRGINIA, INC.

        The Board of Directors of One Valley Bank, National
Association, formerly
Kanawha Valley Bank, National Association ("One Valley Bank"), caused
One
Valley Bancorp of West Virginia, Inc. ("One Valley"), a West Virginia corporation, to be formed, through a corporate reorganization, as a single bank holding company holding all of the common stock of One Valley Bank. On September 4, 1981, the effective date of the reorganization, the shareholders of One Valley Bank exchanged their shares of Kanawha Valley Bank common stock for shares of One Valley common stock, $10 par value ("One Valley Common Stock"), and became shareholders of One Valley, and One Valley Bank became a wholly-owned subsidiary of One Valley.

        As of December 31, 1993, One Valley owned eight operating banking subsidiaries (the "Existing Banking Subsidiaries") including: One Valley Bank,
National Association; One Valley Bank of Huntington, Inc.; One Valley
Bank of
Mercer County, Inc.; One Valley Bank of Martinsburg, National
Association; One
Valley Bank of Oak Hill, Inc.; One Valley Bank of Ronceverte, National Association;
One Valley Bank of Morgantown, Inc.; and One Valley Bank of
Summersville, Inc.
In addition, One Valley owns 100% of the outstanding stock of One
Valley Services,
Inc., which, until December, 1993, provided data processing services to the Banking
Subsidiaries and other non affiliated banks, and 100% of the outstanding stock of
One Valley Square, Inc., a Texas corporation, which owns the office building in which One Valley Bank and One Valley are located. (All of these subsidiaries, including the Existing Banking Subsidiaries, are collectively referred to as the
"Subsidiaries".) One Valley's principal activities consist of owning and supervising its Subsidiaries. At December 31, 1993, One Valley had consolidated assets of
$2,774,359,000, deposits of $2,328,644,000, and shareholders' equity of $242,590,000.

        One Valley has, from time to time, engaged in merger or acquisition discussions with other banks and financial institutions both within and outside of
West Virginia, and it is anticipated that such discussions will continue in the future.


RECENT DEVELOPMENTS

        On January 28, 1994, One Valley consummated its merger with
Mountaineer
Bankshares of W.Va., Inc., and as a result acquired ownership of 100% of the outstanding stock of the following seven banking subsidiaries: Old National Bank,

Martinsburg;  The Empire National Bank of Clarksburg; City National
Bank of
Fairmont; The Bank of Wadestown, Fairview; Mercantile Banking & Trust Company, Moundsville; The Bank of Cameron, Inc.; and The Sunshine Bank of
Wheeling (the "New Banking Subsidiaries") (the Existing Banking
Subsidiaries and
the New Banking Subsidiaries are collectively referred to as the
"Banking
Subsidiaries").  The resulting company has total assets of more than
$3,500,000,000
and total deposits of $2,900,000,000 making it the largest bank holding company in the State of West Virginia. Except as specifically noted, the information set forth in this Annual Report on Form 10-K includes all of the Banking Subsidiaries.

        In September 1993, M & I Data Services, Inc., of Milwaukee, Wisconsin, began providing data processing services for the Existing Banking
Subsidiaries.  It is
anticipated that the New Banking Subsidiaries will use data processing services from M & I Data Services, Inc., beginning in 1995.

        The information set forth in the section captioned
"Acquisition Activity" on
page 7 of One Valley's 1993 Annual Report to Shareholders is incorporated herein by reference.


HISTORY OF THE BANKING SUBSIDIARIES

        One Valley Bank, the principal Banking Subsidiary of One Valley, was incorporated in 1867 as a state bank under the laws of West Virginia, with the name
"The Kanawha Valley Bank". On February 10, 1975, Kanawha Valley Bank converted from a state bank to a national banking association, and on September 1,
1987, adopted its present corporate name. The other Banking Subsidiaries were incorporated or chartered as state or national banks in the years indicated in the chart below. In September 1987, all Existing Banking Subsidiaries adopted a common corporate identity utilizing "One Valley Bank." Those name changes were undertaken primarily to promote a single corporate image for One Valley's diverse banking operations.




                                     Year in          Currently
        Name                     Which Organized    Chartered As

One Valley Bank of                      1892            National
  Martinsburg

One Valley Bank of                      1911            State
  Morgantown

                                     Year in         Currently
        Name                     Which Organized    Chartered As

One Valley Bank of                      1906            State
  Mercer County

One Valley Bank of                      1904            State
  Oak Hill

One Valley Bank of                      1956            State
  Huntington

One Valley Bank of                      1900            National
  Ronceverte

One Valley Bank of                      1910            State
  Summersville

One Valley Bank-East,                   1865            National
    (formerly
Old National Bank)

The Empire National Bank of             1903            National
  Clarksburg

One Valley Bank of Marion               1939            National
County, National Association
   (formerly
City National Bank of Fairmont)

The Bank of Wadestown           1905            State

Mercantile Banking & Trust              1903            State
  Company

The Bank of Cameron, Inc.               1903            State

The Sunshine Bank of Wheeling   1965            State

OPERATIONS OF THE BANKING SUBSIDIARIES

        Following consummation of the Mountaineer merger, and in conjunction with an orderly transition in each market, One Valley will undertake certain inter-company transactions among the Banking Subsidiaries to simplify its organizational structure. During the first half of 1994, the two banks in Martinsburg will be merged, and One Valley will operate one subsidiary bank (with branch offices) in each of the Fairmont, Martinsburg, Clarksburg and Moundsville areas. Applications seeking approval of these transactions have been filed with the appropriate regulatory agencies. All offices formerly operated by Mountaineer will be operated under the title "One Valley Bank."

        The Banking Subsidiaries offer all services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts, commercial and individual loans, credit card (MasterCard and Visa) and drive-in banking services. In addition, One Valley Bank is active in correspondent banking services. Trust services are offered on a statewide basis.
No material
portion of any of the Banking Subsidiaries' deposits has been obtained from a single or small group of customers, and the loss of any one customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of any of the Banking Subsidiaries.

        Although the market areas of several of the Banking Subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the State which has been economically depressed, the coal-related loans in the loan portfolios of the Existing Banking Subsidiaries constitute less than 5% of One Valley's total loans outstanding. Ten of the 22 counties within One Valley's market areas rank among the State's top ten counties in household income, and the Banking
Subsidiaries generally serve the stronger economic areas of the State.

        The Banking Subsidiaries also offer services to customers at various locations within their service areas by use of automated teller machines ("ATMs"). The
ATMs allow customers to make deposits and withdrawals at convenient locations.
Customers may also borrow against their revolving lines of credit at those locations.
Customers of any Banking Subsidiary may conduct transactions at any One Valley
ATM and, by means of the OWL/MAC system, a regional ATM system, through the
CIRRUS ATM network, can conduct ATM transactions nationwide. Customers of any of the Banking Subsidiaries may also make deposits or withdrawals at any of
One Valley's 80 statewide main office and branch locations.

        As of March 1, 1994, One Valley and its Subsidiaries had approximately 2013 full time equivalent employees.

LEGISLATION

        The 1980s was a period of significant legislative change in West Virginia for banks and bank holding companies. During the 1980s, West Virginia converted from a unit banking state to permit unlimited branch banking and the interstate acquisition of banks and bank holding companies on a reciprocal basis. State-wide unlimited branch banking commenced on and after January 1, 1987. Interstate banking activities became permissible on January 1, 1988. The entry by out-of-state bank holding companies is permitted only by the acquisition of an existing institution which has operated for two years prior to acquisition, but not by the chartering and acquisition of de novo banks in West Virginia by out-of-state bank holding companies or the establishment of branch banks across state lines (either de novo or by acquisition or merger).

        West Virginia also allows reciprocal interstate acquisitions by thrift institutions such as savings and loan holding companies, savings and loan associations, savings banks, and building and loan associations.

        Under the Financial Institutions Reform, Recovery, and
Enforcement Act of
1989 ("FIRREA"), enacted in 1989, One Valley is subject to provisions which among other things create a so-called "cross guarantee" liability on the part of insured depository institutions which are "commonly controlled." This liability permits the
Federal Deposit Insurance Corporation ("FDIC"), as receiver of a failed insured depository institution, to assert claims against other commonly controlled insured depository institutions for losses suffered or reasonably anticipated to be suffered by the FDIC with respect to such failed depository institution.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

        In December 1991, Congress enacted the Federal Deposit
Insurance Corporation
Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

        Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        The Office of the Comptroller of the Currency ("OCC") and the Office of Thrift
Supervision ("OTS") have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be
"adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier
1 risk-based capital ratio of 4% or greater and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

        "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
"Significantly undercapitalized" institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized" make any payment of principal or interest on their subordinated debt. In addition,
"critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

        Under FDICIA, a depository institution that is not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market.

        Each of One Valley's Banking Subsidiaries currently meet the FDIC's definition of a "well capitalized" institution for purposes of accepting brokered deposits. For the purposes of the brokered deposit rules, a bank is defined to be "well capitalized" if it maintains a ratio of Tier 1 capital to risk-adjusted assets of at least 6%, a ratio of total capital to risk-adjusted assets of at least 10% and a Tier 1 leverage ratio of at least 5% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.

        FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly-traded shares and such other standards as the agency deems appropriate. In December, 1993, the
FDIC adopted final rules to implement these provisions of FDICIA. The rules set forth general standards to be observed, but in most instances do not specify operating or managerial procedures to be followed. The Board of Governors of the
Federal Reserve System ("Board of Govenors") and the OCC are in the process of issuing rules implementing various aspects of FDICIA. At this time, One Valley believes that the rules will not have a material adverse effect on its operations.

        FDICIA also contains a variety of other provisions that may affect the operations of One Valley's Banking Subsidiaries, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

        In addition to FDICIA, there have been a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the United States banking system. These include proposals to increase capital requirements above presently published guidelines, to place assessments on depository institutions to increase funds available to the FDIC and to allow national banks to branch on an interstate basis. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect would be on One Valley. It is likewise impossible to predict what the competitive effect will be as a result of action by the
OTS allowing certain thrift institutions to engage in interstate branching on a nationwide basis.


COMPETITION

        Vigorous competition exists in all areas where One Valley and the Banking
Subsidiaries are engaged in business. The primary market areas served by the
Banking Subsidiaries are generally defined as West Virginia and certain adjoining areas in Kentucky, Maryland, Ohio, Pennsylvania and Virginia.

        For most of the services which the Banking Subsidiaries perform, they compete with commercial banks as well as other financial institutions. For instance, savings banks, savings and loan associations, credit unions, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, insurance companies, investment counseling firms and other business firms and individuals offer personal and corporate trust and investment counseling services. The opening of branch banks within One
Valley's market areas has increased competition for the Banking
Subsidiaries.
Although the bank legislation has provided an opportunity for One Valley to acquire banking subsidiaries in other attractive banking areas of the State, it will likely result in increased competition for One Valley in its market areas, and, with reciprocal interstate banking, One Valley faces additional competition in efforts to acquire other subsidiaries throughout West Virginia and in neighboring states.

        Until 1993, the various banks and bank-holding companies operating in West
Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. During 1993, Banc One
Corp., the seventh largest bank holding company in the United States, consummated its acquisition of Key Centurion Bancshares Inc., and Huntington
Bankshares Incorporated consummated its acquisitions of Commerce Banc Corporation and CB&T Financial Corp. It is anticipated that other large out-of-state banks will, over time, expand their operations into West Virginia. While One
Valley believes that it can compete effectively with out-of-state banks, One Valley will face larger competitors which have access to increased capital resources and which have relatively sophisticated bank holding companies and marketing structures in place.

        As of December 31, 1993, there were 18 multi-bank holding companies and 32 one-bank holding companies in the State of West Virginia registered with the
Federal Reserve System and the West Virginia Board of Banking and
Financial
Institutions ("Board of Banking"). These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West
Virginia, including banks which compete with the Banking Subsidiaries in their market areas. One Valley has actively competed with some of these bank holding companies to acquire its Banking Subsidiaries.

SUPERVISION AND REGULATION

        One Valley is a bank holding company within the provisions of the Bank
Holding Company Act of 1956, is registered as such, and is subject to supervision by the Board of Governors. The Bank Holding Company Act requires One Valley to secure the prior approval of the Board of Governors before One Valley acquires ownership or control of more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank.

        As a bank holding company, One Valley is required to file with the Board of
Governors an annual report and such additional information as the Board of

Governors may require pursuant to the Bank Holding Company Act.  The
Board of
Governors may also make examinations of One Valley and of the Banking Subsidiaries. Furthermore, under Section 106 of the 1970 Amendments to the Bank
Holding Company Act and the regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services. In addition, the Banking
Subsidiaries are subject to certain restrictions under federal law that limit the transfer of funds by the Banking Subsidiaries to One Valley and its nonbanking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by any Banking Subsidiaries to One Valley or any nonbanking subsidiary are limited in amount to 10% of such Banking Subsidiary's capital and surplus and, with respect to One Valley and all nonbanking subsidiaries, to an aggregate of 20% of such Banking Subsidiary's capital and surplus.
Furthermore, such loans and extensions of credit are required to be secured in specified amounts and must be fully collateralized.

        One Valley is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total amount of bank deposits in banks with respect to which One Valley is a bank holding company. Although legislation allows the
Commissioner to prescribe the registration fee, it limits the fee to ten dollars per million dollars of deposits rounded off to the nearest million dollars. One Valley is also subject to regulation and supervision by the Commissioner.

        One Valley is required to secure the approval of the West Virginia Board of
Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 20% of the total deposits of all depository institutions in the State of West Virginia. The total deposits of the
Banking Subsidiaries upon consummation of the Mountaineer merger, were approximately 15.5% of the total deposits in the State of West Virginia.


BANKING SUBSIDIARIES

        The Banking Subsidiaries are subject to FDIC deposit insurance assessments.
The FDIC set an assessment rate for the Bank Insurance Fund ("BIF") of
0.23%
which became effective on July 1, 1991. Because of decreases in the reserves of the
BIF due to the increased number of bank failures in recent years, it is possible that

BIF insurance assessments will be increased, and it is also possible that there may be a special additional assessment. A large special assessment could have an adverse impact on One Valley's results of operations. The information set forth in paragraph number seven in the subsection captioned "Income Statement Analysis -
Non-Interest Income and Expense" on page 21 of One Valley's 1993
Annual Report
to Shareholders is incorporated herein by reference.

        The operations of the Banking Subsidiaries are subject to federal and state statutes, which apply to national and state banks. The operations of the Banking
Subsidiaries may also be subject to regulations of the OCC, the Board of Governors, the Board of Banking and the FDIC.

        The primary supervisory authority of One Valley's national
Banking
Subsidiaries is the OCC while the primary supervisory authority of its state chartered Banking Subsidiaries is the Commissioner. These two authorities regularly examine such areas as reserves, loans, investments, management practices and other aspects of the operations of the Banking Subsidiaries.

        One Valley's nationally chartered Banking Subsidiaries are chartered under the laws of the United States and, as such, are member banks of the Federal Reserve
System. Its state chartered Banking Subsidiaries are non-member banks of the
Federal Reserve except for One Valley Bank of Summersville, which is a member bank.

        The regulation and examination of One Valley and its Banking Subsidiaries are designed primarily for the protection of depositors and not One Valley or its shareholders.


CAPITAL REQUIREMENTS

The Board of Governors has issued risk-based capital guidelines for bank holding companies, including One Valley. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines.

All of One Valley's Banking Subsidiaries are subject to substantially similar capital requirements adopted by applicable regulatory agencies.

Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital.

Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's particular circumstances warrant.

Financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating, are required to maintain a minimum leverage ratio of 3%. Financial institutions not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least
100
to 200 basis points.

The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Furthermore,
the Board of Governors' guidelines indicate that the Board of Governors will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

As of December 31, 1993, the Tier 1 risk-based ratio, total risk-based ratio and total assets leverage ratio for One Valley were as follows:

                             Regulatory
                             Requirement             One Valley
Tier 1 Risk-Based Ratio         4.00%                   12.69%
Total Risk-Based Ratio          8.00%                   13.94%
Total Assets Leverage Ratio     3.00%                    8.57%

As of December 31, 1993 all of One Valley's Banking Subsidiaries had capital in excess of all applicable requirements.

The Board of Governors, as well as the FDIC, the OCC and the OTS, have adopted changes to their risk-based and leverage ratio requirements that require that all intangible assets, with certain exceptions, be deducted from Tier 1 capital. Under the Board of Governors' rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, that total amount of PMSRs and
PCCRs included in capital does not exceed 50% of Tier 1 capital.
PCCRs
are subject to a separate sublimate of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the
Board of Governors issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.


GOVERNMENTAL POLICIES

        In addition to the effect of general economic conditions, the earnings and future business activities of the Banking Subsidiaries, both members and non-members of the Federal Reserve, are affected by the fiscal and monetary policies of the federal government and its agencies, particularly the Board of Governors. The
Board of Governors regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Board of
Governors include setting the reserve requirements of member banks, establishing the discount rate on member bank borrowings and conducting open market operations in United States government securities to exercise control over the supply of money and credit.

        Although it is difficult to assess the impact on One Valley of the change from the Bush administration to the Clinton administration, during 1993 there was an increase in corporate taxes, and in the future there may be increased costs for medical and other employee benefits, and a possible change in the regulatory climate for financial institutions.

        The policies of the Board of Governors have a direct and indirect effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon.
While the impact of current economic problems and the policies of the Board of
Governors and other regulatory authorities designed to deal with these economic problems upon the future business and earnings of the Banking Subsidiaries cannot be accurately predicted, those policies can materially affect the revenues and income of the Banking Subsidiaries. The information set forth in paragraph number seven in the subsection captioned "Income Statement Analysis - Non-Interest Income and
Expense" on page 21 of One Valley's 1993 Annual Report to Shareholders is incorporated herein by reference.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

        Statistical disclosures required by bank holding companies are included in
"Management's Discussion and Analysis of Financial Condition and
Results of
Operations" set forth on pages 5 through 22 of One Valley's 1993
Annual Report to
Shareholders for the fiscal year ended December 31, 1993. That information is incorporated herein by reference.


Item 2. Properties

ONE VALLEY AND ONE VALLEY BANK

        One Valley Bank owns the site of One Valley Bank's current banking quarters,
One Valley Square in the City of Charleston, West Virginia. This property is leased by One Valley Bank to One Valley Square, Inc. One Valley Square, Inc., constructed a fifteen story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet. In addition, One Valley
Bank subleases a portion of the seventh floor to others. One Valley also conducts its operations from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to various other tenants. Upon expiration of the land lease, all improvements will revert to the owner of the land. One Valley Bank also conducts operations at its operations center, also located in Charleston, and at 23 branch locations throughout Kanawha, Putnam, Jackson, and Wood Counties.

OTHER AFFILIATE BANKS

        The properties owned or leased by the other Banking Subsidiaries consist generally of fourteen main bank offices, related drive-in facilities, 42 branch offices and such other properties as are necessary to house related support activities of those banks. All of the properties of the Banking Subsidiaries are suitable and adequate for their current operations and are generally being fully utilized.


Item 3. Legal Proceedings


        Various legal proceedings are presently pending to which the Banking
Subsidiaries are parties; however, these proceedings are ordinary routine litigation incidental to the business of the Banking Subsidiaries. There are no material legal proceedings pending or threatened against One Valley or its Subsidiaries.


Item 4. Submission of Matters to a Vote of Security Holders

        At a Special Meeting held on December 8, 1993, the shareholders of One Valley approved an Agreement and Plan of Merger whereby Mountaineer
Bankshares of
W.Va., Inc., was merged with and into One Valley. The terms and conditions of that Agreement and merger were fully described in One Valley's
Registration
Statement on Form S-4, Registration No. 33-50729, Filed October 22,
1993.  At the
Special Meeting that Agreement was approved as follows:


           FOR                  AGAINST                           ABSTAIN
    10,332,995 (80.1%)        48,732 (.33%)                   133,418 (1.03%)

Item 4A.        Executive Officers of the Registrant

        The executive officers of One Valley are:

        Name            Age     Banking Experience and Qualifications

Robert F. Baronner      67      1991 to Present, Chairman of the Board,
                                One Valley.  1971 to 1991, One Valley
                                Bank. Previously, President and Chief
                                Executive Officer, One Valley.


J. Holmes Morrison      53      1967 to present, One Valley Bank. Vice
                                President and Trust Officer, 1970; Senior
                                Vice President and Senior Trust Officer,
                                1978; Executive Vice President, 1982;
                                President and Chief Operating Officer,
                                1985; President and Chief Executive
                                Officer, 1988; Chairman of the Board,
                                1991. Vice President, One Valley, 1982;
                                Senior Vice President, One Valley, 1984;
                                Executive Vice President, One Valley,
                                1990; President and Chief Executive
                                Officer, One Valley, 1991.

Phyllis H. Arnold       45      1973-1979, One Valley Bank.  Credit
                                Officer, 1974-1977; Vice President, 1977-
                                1979. West Virginia State Banking
                                Commissioner, 1979-1983. Executive
                                Vice President, One Valley Bank, 1988;
                                President and Chief Executive Officer,
                                One Valley Bank, 1991; Executive Vice
                                President, One Valley, 1994.

Frederick H. Belden, Jr.  55    1968 to present, One Valley Bank. Senior
                                Vice President and Senior Trust Officer,
                                1982; Executive Vice President, 1986.
                                Executive Vice President, One Valley,
                                1994.

James L. Whytsell       54      1959 to present, One Valley Bank. Senior
                                Vice President, 1977; Executive Vice
                                President, 1986. Senior Vice President,
                                One Valley, 1986. Data Processing.

Laurance G. Jones       47      1969 to present, One Valley Bank.
                                Controller, 1971; Vice President,
                                Controller and Treasurer, 1979; Senior
                                Vice President, 1980; Executive Vice
                                President, 1992. Treasurer, One
                                Valley, 1981; Treasurer and Chief
                                Financial Officer, One Valley, 1984;
                                Executive Vice President, One Valley,
                                1994. Finance and Accounting.

Brent D. Robinson       46      1978 to 1994, Mountaineer Bankshares,
                                Inc. and its predecessors.  Executive Vice
                                President, One Valley, 1994.

James A. Winter         41      1975 to present, One Valley Bank.  Vice
                                President, Controller and Assistant
                                Treasurer, 1982.  Senior Vice President,
                                1991; Vice President and Chief
                                Accounting Officer, One Valley, 1989.

PART II

Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters

        During 1993, One Valley Common Stock was traded over the counter by
Merrill Lynch, Pierce, Fenner & Smith, Inc.; Keefe, Bruyette & Woods,
Inc.;
Robinson-Humphrey Co. Inc.; Legg, Mason, Wood, Walker, Inc.; Wheat
First
Securities, Inc.; Rothschild, Inc.; Herzog, Heine, Geduld, Inc.; Mayer & Schweitzer,
Inc.; McDonald & Company Sec., Inc.; and Sandler O'Neill & Partners.
At March 8,
1994, the total number of holders of One Valley Common Stock was approximately
8,700, including shareholders of record and shares held in nominee name. The information set forth in paragraphs number two and three in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 17 of One Valley's
1993 Annual Report to Shareholders is incorporated herein by reference.

        Notes N and Q of Notes to the Consolidated Financial
Statements appearing
at pages 38 and 39 of One Valley's 1993 Annual Report to Shareholders are incorporated herein by reference. Table 1 "Six-Year Selected
Financial Summary"
on page five of One Valley's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 6.     Selected Financial Data

        Table 1 "Six-Year Selected Financial Summary" on page five of
One Valley's
1993 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial
Condition
                   and Results of Operations

        The information contained on pages 5 through 22 of One
Valley's 1993
Annual Report to Shareholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

        The information contained on pages 24 through 39 of One
Valley's 1993
Annual Report to Shareholders is incorporated herein by reference. See Item 14 for additional information regarding the financial statements.

Item 9.      Changes in and Disagreements with Accountants on
Accounting and
                    Financial Disclosure

        None.

PART III


Item 10.     Directors and Executive Officers of the Registrant

        The information set forth in the sections captioned "Election of Directors",
"Management Nominees to the Board of One Valley", "Directors
Continuing to
Serve Unexpired Terms," and "Compliance with Section 16(a) of the
Securities
Exchange Act of 1934" on pages 2 through 6 and page 19 of One Valley's definitive
Proxy Statement dated March 23, 1994, is incorporated herein by reference.
Reference is also made to the information concerning One Valley's executive officers provided in Part I, Item 4A, of this report.


Item 11.     Executive Compensation

        The information set forth in the sections captioned "Executive Compensation", "Change of Control Agreements", and "Compensation of Directors" on pages 12 through 15 and page 19 of One Valley's definitive Proxy
Statement dated March 23, 1994, is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and
Management.

        The information set forth in the sections captioned "Principal
Holders of
Voting Securities" and "Ownership of Securities by Directors, Nominees and
Officers" on pages 8 through 11 of One Valley's definitive Proxy
Statement dated
March 23, 1994, is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

        The information set forth in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee
Interlocks and Insider Participation" on page 19 of One Valley's definitive Proxy
Statement dated March 23, 1994, and Note E of the Notes to the
Consolidated
Financial Statements appearing at page 31 of One Valley's 1993 Annual
Report to
Shareholders is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
Form 8-K


                                                      1993 Annual Report
                                                        to Shareholders
        Index                                                 Page(s)


(a) 1.  Financial Statements

        Consolidated Financial Statements
        of One Valley Bancorp of West Virginia,
        Inc. incorporated by reference in Part II,
        Item 8 of this report.

        Consolidated Balance Sheets at                               24
        December 31, 1993 and 1992

                Consolidated Statements of Income                    25
                for the years ended December 31,
                1993, 1992 and 1991

                Consolidated Statements of Share-                    26
                holders' Equity for the years ended
                December 31, 1993, 1992 and 1991

                Consolidated Statements of Cash Flows                27
                for the years ended December 31, 1993,
                1992 and 1991

                Notes to Consolidated Financial                      28-39
                Statements

                Report of Independent Auditors                       23


(a) 2.   Financial Statement Schedules

        All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes thereto.

(a) 3.  Exhibits required to be Filed by Item 601 of    Page(s)
        Regulation S-K and  Item 14(c) of Form 10-K     Form 10-K

        See Index to Exhibits

(b)     Reports on Form 8-K:

        None.

(c)     Exhibits

        See Item 14(a)3 above.

(d)     Financial Statement Schedules

        See Item 14(a)2 above.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        ONE VALLEY BANCORP OF
        WEST VIRGINIA, INC.


        By: /s/ J. Holmes Morrison
             J. Holmes Morrison,
             President and
             Chief Executive Officer


March 16, 1994


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

            Signature           Title                 Date

/s/ Phyllis H. Arnold           Director                March 16, 1994
   PHYLLIS H. ARNOLD


/s/ Charles M. Avampato         Director                March 16, 1994
   CHARLES M. AVAMPATO

/s/ Robert F. Baronner          Chairman of the Board   March 15, 1994
   ROBERT F. BARONNER


/s/ James K. Brown              Director                March 16, 1994
   JAMES K. BROWN

/s/ John T. Chambers            Director                March 16, 1994
   JOHN T. CHAMBERS


/s/ Nelle Ratrie Chilton        Director                March 16, 1994
   NELLE RATRIE CHILTON


/s/ Ray M. Evans, Jr.           Director                March 16, 1994
   RAY M. EVANS, JR.


/s/ James Gabriel               Director               March 16, 1994
   JAMES GABRIEL


/s/ Phillip H. Goodwin          Director               March 16, 1994
   PHILLIP H. GOODWIN


/s/ Thomas E. Goodwin           Director               March 16, 1994
   THOMAS E. GOODWIN


/s/ Cecil B. Highland, Jr.       Director              March 16, 1994
   CECIL B. HIGHLAND, JR.


/s/ Laurance G. Jones           Treasurer and Chief     March 16, 1994
   LAURANCE G. JONES            Financial Officer
                                (Principal Financial
                                 Officer)


/s/ Robert E. Kamm, Jr.         Director        March 16, 1994
   ROBERT E. KAMM, JR.


/s/ David E. Lowe               Director        March 16, 1994
   DAVID E. LOWE


/s/ John D. Lynch               Director        March 16, 1994
   JOHN D. LYNCH

/s/ Edward H. Maier             Director        March 15, 1994
   EDWARD H. MAIER


/s/ J. Holmes Morrison          Chief Executive Officer,        March 16, 1994
   J. HOLMES MORRISON           Director and President


/s/ Charles R. Neighborgall, III     Director     March 16, 1994
   CHARLES R. NEIGHBORGALL, III


/s/ Robert O. Orders, Sr.               Director    March 16, 1994
   ROBERT O. ORDERS, SR.


 /s/ John L. D. Payne           Director           March 15, 1994
   JOHN L. D. PAYNE


/s/ Angus E. Peyton             Director           March 15, 1994
   ANGUS E. PEYTON


/s/ Lacy I. Rice, Jr.           Director           March 16, 1994
   LACY I. RICE, JR.


/s/ James W. Thompson           Director           March 16, 1994
   JAMES W. THOMPSON


/s/ J. Lee Van Metre, Jr.       Director           March 15, 1994
   J. LEE VAN METRE, JR.


/s/ Richard B. Walker           Director           March 16, 1994
   RICHARD B. WALKER


/s/ H. Bernard Wehrle, III      Director           March 15, 1994
   H. BERNARD WEHRLE, III

                                Director        March  , 1994
   JOHN H. WICK, III


/s/ Thomas D. Wilkerson         Director        March 16, 1994
   THOMAS D. WILKERSON


/s/ James A. Winter             Vice President and Chief   March 16, 1994
   JAMES A. WINTER              Accounting Officer
                                (Principal Accounting
                                Officer)

INDEX TO EXHIBITS

Exhibit No. Description:

(3)             Articles of Incorporation and Bylaws

Exhibit 3.1 Articles of Incorporation of One Valley, filed as part of One Valley's 1981 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.2 Articles of Amendment of One Valley dated July 17, 1981, filed as part of One Valley's 1981 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.3 Articles of Amendment of One Valley dated December 3, 1982, filed as part of One Valley's 1982 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.4 Articles of Amendment of One Valley dated May 6, 1986, filed as part of One Valley's Registration Statement on Form S-4, Registration No. 33-5737, May 15, 1986, and incorporated herein by reference.

Exhibit 3.5 Articles of Amendment of One Valley dated May 19, 1988, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.6 Articles of Amendment of One Valley dated May 26, 1993, filed as part of One Valley's Registration Statement on Form S-4, Registration No. 33-50729, October 22, 1993, and incorporated herein by reference.

Exhibit 3.7 Amendments to the Bylaws of One Valley dated June 20, 1990, and a complete copy of One Valley's Bylaws as amended, filed as part of One Valley's 1990 Annual Report on Form 10-K and incorporated herein by reference.

(10)            Material Contracts.


Exhibit 10.1    Indemnity Agreement between Resolution Trust
                Corporation and One Valley, filed as part of One Valley's Registration Statement on Form S-2, Registration No. 33-43384, October 22, 1991, and incorporated herein by reference.

                Executive Compensation Plans and Arrangements.

Exhibit 10.2 Agreement dated as of May 7, 1985, between One Valley and Thomas E. Goodwin, filed as part of One Valley's
                Registration Statement on Form S-4, Registration No. 2-99417, August 5, 1985, and incorporated herein by reference.


Exhibit 10.3 Form of Change of Control Agreement between One Valley and 7 of its Executive Officers, dated as of January 1, 1987, filed as part of One Valley's 1986 Annual Report on Form 10-K and incorporated herein by reference.


Exhibit 10.4 One Valley Bancorp of West Virginia, Inc., 1983 Incentive Stock Option Plan, as amended, filed as Exhibit No. 4 to One Valley's Registration Statement on Form S-8, Registration No. 33-3570, July 2, 1990, and incorporated herein by reference.

Exhibit 10.5 One Valley Bancorp of West Virginia, Inc., 1993 Incentive Stock Option Plan, filed as part of One Valley's Definitive Proxy Statement, Registration No. 0-10042, and incorporated herein by reference.

Exhibit 10.6 One Valley Bancorp of West Virginia, Inc., Management Incentive Compensation Plan, as amended February, 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.7 One Valley Bancorp of West Virginia, Inc., Supplemental Benefit Plan, as amended April, 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

(11)            Computation of Earnings Per Share -- found at page 31 herein.

(12)            Statement Re Computation of Ratios -- found at page 32 herein.

(13) 1993 Annual Report to Security Holders -- found at page 33 herein.

(21)            Consent of Ernst & Young -- found at page 82 herein.

(23)            Subsidiaries of Registrant -- found at page 81 herein.

(99) Proxy Statement for the 1993 Annual Meeting of One Valley -- found at page 83 herein.

****************************************************************************
                                APPENDIX

On Page 2 of Exhibit 13 a photo of J. Holmes Morrison appears in the upper right corner where indicated.

On Page 3 of Exhibit 13 a bar graph appears where indicated.
The plot points are listed as follows:

Net Income and Dividends Per Share
             1988        1989         1990        1991        1992      1993
Net Income   $1.33       $1.48        $1.75       $1.93       $2.29     $2.52
Dividends    $0.50       $0.56        $0.59       $0.62       $0.70     $0.84

On Page 4 of Exhibit 13 two bar graphs appear where indicated.
The plot points for both are listed as follows:

Return on Average Assets
             1988        1989         1990        1991        1992      1993
             0.91%       0.90%        1.00%       0.99%       1.10%     1.19%

Return on Average Equity
             1988        1989         1990        1991        1992      1993
             11.54%      12.02%       13.15%      13.14%      13.92%    13.98

On page 9 of Exhibit 13 the Average Earning Assets bar chart appears where indicated. It will be sent under cover of Form SE.

On Page 11 of Exhibit 13 the Total Loans bar chart appears where indicated. It will be sent under cover of Form SE.

On Page 12 of Exhibit 13 the Non-performing Assets and Loans 90 Days Past Due bar chart and the Provision for Loan Losses and Net Charge-Offs bar chart appears where indicated. It will be sent under cover of Form SE.

On Page 16 of Exhibit 13 the Average Deposits bar chart appears where indicated. It will be sent under cover of Form SE.

On Page 18 of Exhibit 13 the Net Interest Margin line graph appears where indicated. It will be sent under cover of Form SE.

On Page 19 of Exhibit 13 the Net Interest Income line graph appears where indicated. It will be sent under cover of Form SE.

On Page 21 of Exhibit 13 the Net Overhead Ratio line graph appears where indicated.It will be sent under cover of Form SE.

On Page 18 of Exhibit 99 the Performance Graph appears where noted. The plot points are listed in the table below that point.

On Page 43 of Exhibit 13 a photo appears on the left hand side of the page. The people pictured in the photo are listed in the text on that page.



On Page 44 of Exhibit 13 a photo appears in the center of the page. The people pictured in the photo are listed in the text on that page.



On the Back Cover of Exhibit 13 the One Valley Bancorp logo appears where indicated.