Form 10-Q
period 1994-03-31
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1994-05-13
CIK 351616

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 1994

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______.

              Commission file number 010042


        One Valley Bancorp of West Virginia, Inc.
    (Exact name of registrant as specified in its charter)


    West Virginia                               55-0609408
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

      One Valley Square, Charleston, West Virginia  25326
         (Address of principal executive offices)
                         (Zip Code)


                      (304) 348-7000
      (Registrant's telephone number, including area code)


                       Not applicable
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    No

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1994 was:


     Common Stock, $10.00 par value -- 17,255,688 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.	Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                         March 31   December 31   March 31
                                                                          1994         1993         1993
Assets
Cash and Due From Banks                                                 $133,732     $141,195     $135,825
Interest Bearing Deposits With Other Banks                                 3,880        8,028        6,833
Federal Funds Sold                                                        38,359       31,145      145,427
                                                                    ------------ ------------ ------------
   Cash and Cash Equivalents                                             175,971      180,368      288,085
Securities
   Available-for-Sale, at fair value (Note B)                            589,258            0            0
   Held-for-Investment (Estimated Fair Value,                                  0            0            0
   March 31, 1994 - $457,032; December 31, 1993 - $1,081,742;                  0            0            0
   March 31, 1993 - $1,078,683)                                          459,916    1,060,036    1,048,896
Loans
   Total Loans                                                         2,173,686    2,169,372    1,999,455
   Less: Allowance For Loan Losses                                        37,111       36,484       36,368
                                                                    ------------ ------------ ------------
   Net Loans                                                           2,136,575    2,132,888    1,963,087
Bank Premises & Equipment - Net                                           82,317       80,233       80,382
Other Assets                                                              56,274       59,350       61,698
                                                                    ------------ ------------ ------------
   Total Assets                                                       $3,500,311   $3,512,875   $3,442,148
                                                                    ============ ============ ============

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $434,096     $412,317     $386,374
   Interest Bearing                                                    2,532,265    2,524,418    2,496,653
                                                                    ------------ ------------ ------------
   Total Deposits                                                      2,966,361    2,936,735    2,883,027
Short-term Borrowings
   Federal Funds Purchased                                                 9,306       14,012       21,564
   Repurchase Agreements and Other Borrowings                            163,206      204,408      175,759
                                                                    ------------ ------------ ------------
   Total Short-term Borrowings                                           172,512      218,420      197,323
Long-term Borrowings                                                      18,883       22,788       40,051
Other Liabilities                                                         30,351       29,749       34,100
                                                                    ------------ ------------ ------------
   Total Liabilities                                                   3,188,107    3,207,692    3,154,501
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,525,688 shares at March 31, 1994;
      17,516,795 shares at December 31, 1993;
      17,506,045 shares at March 31, 1993                                175,257      175,168      175,060
   Capital Surplus                                                        25,880       25,830       25,804
   Retained Earnings                                                     114,350      107,314       89,912
   Unrealized (Losses) on Securities Available-for-Sale,
      net of deferred taxes; (Note B)                                       (154)           0            0
   Treasury Stock - 270,000 shares at March 31, 1994,
      December 31, 1993 and March 31, 1993; at cost                       (3,129)      (3,129)      (3,129)
                                                                    ------------ ------------ ------------
      Total Shareholders' Equity                                         312,204      305,183      287,647
                                                                    ------------ ------------ ------------
      Total Liabilities and Shareholders' Equity                      $3,500,311   $3,512,875   $3,442,148
                                                                    ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                    For The Three Months
                                                                                       Ended March 31
                                                                                      1994         1993
Interest Income
   Interest and Fees on Loans
      Taxable                                                                         $44,371      $43,983
      Tax-Exempt                                                                          572          467
                                                                                 ------------ ------------
            Total                                                                      44,943       44,450
   Interest on Investment Securities
      Taxable                                                                          12,683       14,344
      Tax-Exempt                                                                        2,156        1,471
                                                                                 ------------ ------------
            Total                                                                      14,839       15,815
   Other Interest Income                                                                  344          960
                                                                                 ------------ ------------
            Total Interest Income                                                      60,126       61,225
Interest Expense
   Deposits                                                                            20,717       23,633
   Short-term Borrowings                                                                1,389        1,537
   Long-term Borrowings                                                                   245          585
                                                                                 ------------ ------------
      Total Interest Expense                                                           22,351       25,755
                                                                                 ------------ ------------
Net Interest Income                                                                    37,775       35,470
Provision For Loan Losses                                                               1,179        1,551
                                                                                 ------------ ------------
Net Interest Income
   After Provision For Loan Losses                                                     36,596       33,919
Other Income
   Trust Department Income                                                              2,012        1,745
   Service Charges on Deposit Accounts                                                  2,609        2,586
   Real Estate Loan Processing & Servicing Fees                                         1,418        2,146
   Other Service Charges and Fees                                                       1,150          660
   Other Operating Income                                                               1,710        2,591
   Securities Transactions                                                                197            0
                                                                                 ------------ ------------
      Total Other Income                                                                9,096        9,728
Other Expenses
   Salaries and Employee Benefits                                                      15,928       15,617
   Occupancy Expense - Net                                                              1,561        1,427
   Equipment Expenses                                                                   2,058        2,640
   Federal Deposit Insurance                                                            1,661        1,630
   Outside Data Processing                                                                908          472
   Other Operating Expenses                                                             7,488        7,544
                                                                                 ------------ ------------
      Total Other Expenses                                                             29,604       29,330
                                                                                 ------------ ------------
Income Before Taxes                                                                    16,088       14,317
Applicable Income Taxes                                                                 5,257        4,479
                                                                                 ------------ ------------
Net Income                                                                            $10,831       $9,838
                                                                                 ============ ============

Net Income Per Common Share                                                             $0.63        $0.57
                                                                                 ============ ============

Based on Average Shares Outstanding of                                                 17,250       17,228

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                              Unrealized
                                                                                                              Gain (Loss)
                                                                                                             on Securities
                                                            Common       Capital     Retained     Treasury     Available
                                                             Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Effect of adopting FAS 115                                        0            0            0            0        4,765
Three Months Ended March 31, 1994
   Net Income                                                     0            0       10,831            0            0
   Cash Dividends ($.22 per share)                                0            0       (3,795)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0       (4,919)
   Stock Options Exercised                                       89           50            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance March 31, 1994                                     $175,257      $25,880     $114,350      ($3,129)       ($154)
                                                       ============ ============ ============ ============ ============


Balance December 31, 1992                                  $174,935      $25,352      $83,380      ($3,129)          $0
Three Months Ended March 31, 1993
   Net Income                                                     0            0        9,838            0            0
   Cash Dividends ($.20 per share)                                0            0       (3,306)           0            0
   Stock Options Exercised                                      125          452            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance March 31, 1993                                     $175,060      $25,804      $89,912      ($3,129)          $0
                                                       ============ ============ ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                       For The Three Months
                                                                        Ended March 31
                                                                          1994         1993
Operating Activities
   Net Income                                                            $10,831       $9,838
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         1,179        1,551
         Depreciation                                                      1,742        1,936
         Amortization and Accretion                                          951        2,219
         Securities Gains                                                   (197)           0
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                     (345)         695
            Accrued Interest Payable                                        (228)         407
            Other Assets and Other Liabilities                             5,000          900
                                                                    ------------ ------------
            Net Cash Provided by Operating Activities                     18,933       17,546

Investing Activities
   Proceeds From Sale of Securities Available for Sale                    36,497            0
   Proceeds From Sale of Investment Securities                                 0           78
   Proceeds From Maturities of Securities Available for Sale             106,584            0
   Proceeds From Maturities of Securities Held to Maturity                22,758       87,305
   Purchases of Securities Available for Sale                           (101,567)           0
   Purchases of Securities Held to Maturity                              (55,021)    (109,904)
   Net (Increase) Decrease In Loans                                       (4,912)       1,111
   Purchases of Premises and Equipment                                    (3,826)      (1,048)
                                                                    ------------ ------------
            Net Cash Provided by (Used in) Investing Activities              513      (22,458)

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits       29,626        1,453
   Net (Decrease) Increase in Federal Funds Purchased                     (4,706)       3,846
   Net (Decrease) in Other Short-term Borrowings                         (41,202)     (10,843)
   Proceeds From Long-term Borrowings                                      1,099       12,038
   Repayment of Long-term Debt                                            (5,004)      (2,205)
   Proceeds From Issuance of Common Stock                                    139          577
   Dividends Paid                                                         (3,795)      (3,306)
                                                                    ------------ ------------
            Net Cash (Used in) Provided by Financing Activities          (23,843)       1,560
                                                                    ------------ ------------
(Decrease) in Cash and Cash Equivalents                                   (4,397)      (3,352)

Cash And Cash Equivalents at Beginning of Year                           180,368      291,437
                                                                    ------------ ------------
Cash and Cash Equivalents, March 31                                     $175,971     $288,085
                                                                    ============ ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accounting and reporting policies of One Valley conform to generally accepted accounting principles and practices in the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report of One Valley.

Note B - Accounting Change

Effective January 1, 1994, One Valley adopted the provisions of FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of the Statement, One Valley reevaluated its classification of securities and assigned a portion of its securities investment as available-for-sale. Securities designated available-for-sale are presented at fair value. The corresponding unrealized gain or loss on these securities due to any difference between historical cost and current fair value is presented as a component of Shareholders' Equity, net of deferred taxes. Securities designated as available-for-sale at December 31, 1993 approximated $632,380. The effect of adopting this Statement was to increase the opening balance of shareholders' equity at January 1, 1994 by $4,765, which was the net unrealized gain on securities available-for-sale of $7,942, net of $3,177 in deferred income taxes. At March 31, 1994, securities available-for-sale had a historical cost of $589,516, with a net unrealized loss of approximately $258, which decreased shareholders' equity by $154, net of $104 in deferred income taxes.

The amortized cost and estimated fair values of securities available-for-sale are summarized as follows:

                                                          Gross        Gross     Estimated
                                           Amortized   Unrealized   Unrealized      Fair
                                             Cost         Gains       Losses       Value
March 31, 1994
U.S. Treasury securities and obligations
   of government agencies corporations     $543,981      $1,947      $(1,928)    $544,000
Mortgage backed securities                   43,879          67         (412)      43,534
Other securities                              1,656          68           (0)       1,742
                                           --------      ------      -------     --------
Total securities available-for-sale        $589,516      $2,082      $(2,340)    $589,258
                                           ========      ======      =======     ========

Note B - Accounting Change (continued)

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

                                                             Gross        Gross     Estimated
                                              Amortized   Unrealized   Unrealized      Fair
                                                Cost         Gains       Losses       Value
March 31, 1994
 U.S. Treasury securities and obligations
  of government agencies corporations         $125,662       $1,493      $  (821)     $126,334
 Obligations of states and political
  subdivisions                                 178,434        1,157       (4,732)     $174,859
 Mortgage backed securities                    142,444          599         (718)      142,325
 Other securities                               13,376          141           (3)       13,514
                                              --------       ------      -------      --------
  Total securities held to maturity           $459,916       $3,390      $(6,274)     $457,032
                                              ========       ======      =======      ========

December 31, 1993
 U.S. Treasury securities and obligations
  of government agencies corporations       $  709,229      $12,330      $  (526)   $  721,033
 Obligations of states and political
  subdivisions                                 137,654        5,864         (650)      142,868
 Mortgage backed securities                    197,444        5,104         (731)      201,817
 Other securities                               15,709          319           (4)       16,024
                                            ----------      -------      -------    ----------
  Total securities held to maturity         $1,060,036      $23,617      $(1,911)   $1,081,742
                                            ==========      =======      =======    ==========

March 31, 1993
 U.S. Treasury securities and obligations
  of government agencies corporations       $  742,683      $18,875       $  (81)   $  761,477
 Obligations of states and political
  subdivisions                                  85,742        5,111          (22)       90,831
 Mortgage backed securities                    200,201        6,103         (550)      205,754
 Other securities                               20,270          352           (1)       20,621
                                            ----------      -------      -------    ----------
  Total securities held to maturity         $1,048,896      $30,441        $(654)   $1,078,683
                                            ==========      =======      =======    ==========
</tTABLE>

Note C - Mergers

At the close of business on January 28, 1994, One Valley acquired all of the outstanding stock of Mountaineer Bankshares of W.Va., Inc. in exchange for 4,350,000 shares of One Valley common stock. This combination was accounted for as a pooling-of-interest. Accordingly, all prior period financial information has been restated to reflect the merger of the two companies as though they had always been combined.



One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
Operations

March 31, 1994


INTRODUCTION AND SUMMARY

 Net income for the first quarter of 1994 totaled $10.8 million, an increase of 10.1% over the $9.8 million earned in the same quarter of 1993. On a per share basis, net income of $0.63 for the first quarter of 1994 increased
10.5% over the $0.57 earned during the same period in 1993. The improvement in earnings during the quarter can be attributed, in large part, to an increase in net interest income and a decrease in the provision for loan losses.

 Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.24% in the first three months of 1994, a significant increase over the 1.16% earned during the first three months of 1993. Return on average equity (ROE) also increased, from 13.76% for the first three months of 1993 to 14.00% earned over the first three months of 1994.

 The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1994. This discussion should be read in conjunction with the 1993 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

 Net interest income for the three months ended March 31, 1994 was $39.2 million on a fully tax-equivalent basis, a 7.5% increase from the $36.5 million earned during the same period in 1993. This increase is largely due to an increase in earning assets greater than the increase in interest bearing liabilities during the first quarter comparision. Average earning assets increased by 3.9% in the first three months of 1994 over the same period in 1993, while average interest bearing liabilities increased by 1.7% in the same comparison. Both total interest income and total interest expense decreased from the prior year due to the decline in the interest rate environment, however, the net margin increased.

 As the interest rate environment declined over the past months, the rate of decline in the yield on earning assets was slightly less than the decline in costs of interest bearing liabilities. As shown in the consolidated average balance sheets (page 16), the yield on earning assets, declined 38 basis points to 7.68% in the first three months of 1994 from 8.06% in the first three months of 1993. During the same period, the cost of interest bearing liabilities declined 57 basis points to 3.30% from last year's 3.87% level. Due to the higher volume of earning assets, the net interest margin increased to 4.88% during the first three months of 1994, compared to 4.71% during the first three months of 1993. At March 31, 1994, One Valley's asset/liability structure was slightly asset sensitive in the six month time frame. Thus, an increase in market interest rates should increase One Valley's net interest margin.

Credit Experience

 The provision for loan losses was $1.2 million for the three months ended
March 31, 1994, a 24% decline from the $1.6 million provision during the first three months of 1993. The decline in the provision for loan losses is primarily due to the continued improvement in the quality of the loan portfolio. As a percentage of average total loans, the provision for loan losses through the first three months of 1994 was 0.22% annualized compared to 0.31% in the first three months of 1993. Net charge-offs as a percentage of average total loans in the first three months of 1994 also decreased to 0.10% on an annualized basis, down from an annualized 0.17% during the first three months of 1993.

 Total non-performing assets at March 31, 1994 were 0.53% of period-end loans, a decrease from the 0.58% at year-end 1993 and a further decline from the 1.06% at March 31, 1993. Loans past due over 90 days have also declined. At
March 31, 1994, loans past due over 90 days were 0.13% of outstanding loans, a decrease from the 0.15% at year-end 1993 and 0.17% at March 31, 1993. The dollar amounts of both non-performing assets and loans past due over 90 days have also declined proportionately from levels recorded at year-end 1993 and one year ago, as reflected in the analysis on page 15.

 With the improved credit quality of the loan portfolio, the allowance for loan losses has decreased in relationship to the loan portfolio. At March 31, 1994, the allowance was 1.71% of outstanding loans, compared to 1.82% one year ago and 1.68% at year-end 1993.

 In May 1993, the FASB issued Statement 114, Accounting for the Impairment of a Loan, to be adopted for years beginning after December 15, 1994. Due to rules already established by bank regulatory authorities, management believes that it substantially complies with the material provisions of Statement 114.
Accordingly, the adoption of this Statement is not anticipated to have a material effect on One Valley's financial statements.

Non-Interest Income and Expense

 Total non-interest income was $9.1 million through the first three months of 1994, down 6.5% from the $9.7 million earned during the same period in 1993.
Trust income increased by 15.3%, or $0.2 million, over the first three months of last year primarily due to an increase in the number of trust accounts and growth in the size of existing trust accounts. Service charges on deposit accounts increased by 0.9% in the first three month comparisons due to increases in the customer base. Other service charges and fees increased by $0.5 million due to increases in investment fees and other commissions One Valley has earned on new products and services offered. These increases were more than offset by declines in mortgage loan processing and service fees and other operating income. As interest rates declined in 1993, mortgages serviced by One Valley for others have refinanced or paid-off, thus reducing One Valley's servicing fee revenue. Furthermore, recent increases in interest rates have also reduced the fees from the origination and sale of loans in the secondary market. With the decline in the mortgage loan servicing portfolio, it is anticipated that throughout the remainder of 1994 servicing fee revenue will be significantly lower than the prior year. Other operating income decreased by $0.9 million due to decreases in checkbook sales and other income related to the acquired
Atlantic loan portfolio. Income from security transactions increased by $0.2 million in the first quarter of 1994 due to a change in investment strategies corresponding to the adoption of FAS 115.

 Total non-interest expense was $29.6 million during the three months ended March 31, 1994, up 0.9% over the same period in 1993. Staff costs rose
2.0% in 1994 when compared to 1993, reflecting salary and benefit increases.
Occupancy expense increased by 9.4% in the first quarter of 1994 due to increases in utility costs and real estate taxes. Equipment expenses decreased by $0.6 million due to the outsourcing of data processing services from an inhouse system. This decline is partially offset by a $0.4 million increase in outside data processing costs. FDIC insurance increased by 1.9% due to deposit growth. Other operating expenses remained relatively flat in 1994 when compared to the first quarter of 1993.

 The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first three months of 1994 was 2.56%, down from 2.68% during all of 1993 but up from the 2.51% during the first three months of 1993. The increase in the first quarter of 1994 when compared to the first quarter of 1993 is largely due to the declines in non-interest income discussed above.


 Income tax expense increased by $0.8 million, or 17.4%, for the first three months of 1994 in comparison to 1993. The increase in taxes is a result of the 12.4% growth in pretax earnings and an increase in corporate income rates enacted during the third quarter 1993. One Valley's effective income tax rate for the first three months of 1994 was 32.7% versus 31.3% for the same period last year.


FINANCIAL CONDITION

Asset Structure

 Total loans continued to grow when compared to the first quarter of 1993.
At March 31, 1994, total loans exceeded March 31, 1993, levels by 8.7% or $174.2 million The consolidated loan-to-deposit ratio has also increased to 73.3% at March 31, 1994, compared to 69.4% at March 31, 1993. Since year-end 1993, total loans have increased by 0.2% or $4.3 million, primarily in the real estate lending area.

 Investment portfolio assets decreased $10.9 million or 1.0% from the level at year-end but remain relatively unchanged from the level one year ago.
Due to strong loan demand during 1993, growth in the investment portfolio has been relatively modest as One Valley has been able to place more of its investable funds into the higher yielding loan portfolio.

 Effective January 1, 1994, One Valley adopted the provisions of FASB
Statement 115, "Accounting for Certain Investments in Debt and Equity
Securities." In accordance with the provisions of the Statement, One Valley reevaluated its classification of securities at December 31, 1993 and assigned a portion of those securities as available-for-sale. The effect of adopting this Statement was to increase shareholders' equity at January 1, 1994 by $4.8 million, which was the unrealized gain on securities available-for-sale of $7.9 million, net of $3.1 million in deferred income taxes. At March 31, 1994, securities available-for-sale had a historical cost of $589.5 million, with an unrealized loss of approximately $0.3 million, which decreased shareholders' equity by $0.2 million, net of $0.1 million in deferred income taxes.

 At the time of purchase, management determines the appropriate classification of securities. If management has the positive intent and One
Valley has the ability at the time of purchase to hold securities until maturity, they are classified as held-for-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

 In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields, in the latter part of 1993. As shown on the consolidated average balance sheet (page 16), average tax-exempt securities in the first quarter of 1994 increased by 89% over the average first quarter 1993 level. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

 Federal funds sold at March 31, 1994 were $38.4 million, up $7.2 million from year-end but down $107.1 from a year ago. The decline since March 31, 1993 was partially in response to the strong loan demand experienced in 1993.
Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

 Total deposits increased $29.6 million or 1.0% from the level at year-end and increased $83.3 million or 2.9% since March 31, 1993. Non-interest deposits have increased by 5.3% from year-end, and have increased by 12.4% since March
31, 1993. Interest bearing deposits at March 31, 1994, increased $7.8 million or 0.3% from year-end and $35.6 million or 1.4% from one year ago. Because of the low interest rate environment, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. One Valley continues to market alternative products to meet the changing needs of its customers in order to expand its customer base.

 Total short-term borrowings decreased $45.9 million or 21.0% from the year-end level, but only $24.8 million or 12.6% from the level at March 31, 1993, primarily due to decreases in overnight repurchase agreements. Short-term borrowings, which consist of Federal funds purchased from correspondent banks and repurchase agreements with large corporate and public entities, can fluctuate significantly depending upon the customers' cash needs and the interest rate environment.

 Long-term borrowings declined $3.9 million or 17.1% since year-end 1993 and $21.2 million or 52.9% since March 31, 1993. During 1993, One Valley paid-off $10.0 million of debt incurred in the purchase of its headquarters, $1.2 million of debt incurred in the purchase of an affiliate, and another $6.1 million in Federal Home Loan Bank (FHLB) advances which were incurred to fund investments in mortgage backed securities. In 1994, One Valley paid down another $3.9 million of its FHLB borrowings. The $18.9 of long-term borrowings at March 31, 1994 was principally consist of FHLB advances used to fund investments in mortgage backed securites. Approximately, $12.0 of these advances mature in 1995, and another $5.0 million mature in 1996.

Capital Structure and Liquidity

 One Valley's equity-to-asset ratio has increased since year-end.  At
March 31, 1994, the ratio was 8.92% compared to 8.68% at December 31, 1993, and
8.36% one year ago.  Due to strong earnings the ratio has steadily increased.
One Valley's cash dividend totaling $0.22 per share in the first quarter of 1994, was up 10.0% over the $0.20 per share dividend during the same period in 1993. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a stable equity-to-asset ratio benefiting both the investor and the depositors of the local community. One
Valley's risk based capital ratio at March 31, 1994 was 15.0%, well above the 8.0% required, while its Tier I capital ratio was 13.7%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.8% compared to a regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

 The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries which, although restricted by banking regulations, are adequate to meet its cash needs.

Effects of Changing Prices

 The results of operations and financial condition presented in this report are based on historical cost, unadjusted for the effects of inflation.
Inflation affects One Valley in two ways. One is that inflation can result in increased operating costs which must be absorbed or recovered through increased prices for services. The second effect is on the purchasing power of the corporation. Virtually all of a bank's assets and liabilities are monetary in nature. Regardless of changes in prices, most assets and liabilities of the banking subsidiaries will be converted into a fixed number of dollars. Non-earning assets, such as premises and equipment, do not comprise a major portion of One Valley's assets; therefore, most assets are subject to repricing on a more frequent basis than in other industries. One Valley's ability to offset the effects of inflation and potential reductions in future purchasing power depends primarily on its ability to maintain capital levels by adjusting prices for its services and to improve net interest income by maintaining an effective asset/liability mix.



ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                                    For The Three Months
                                                                                      Ended March 31
                                                                                        1994        1993
Allowance For Loan Losses
   Balance, Beginning of Period                                                        $36,484     $35,680
   Loan Losses                                                                           1,136       1,300
   Loan Recoveries                                                                         584         437
                                                                                  -------------  ---------
      Net Charge-offs                                                                      552         863
   Provision For  Loan Losses                                                            1,179       1,551
                                                                                  -------------  ---------
   Balance, End of Period                                                              $37,111     $36,368
                                                                                  =============  =========
Total Loans, End of Period                                                          $2,173,686  $1,999,455
Allowance For Loan Losses As a % of Total Loans                                           1.71        1.82
                                                                                  =============  =========
Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                                    $9,057     $14,224
   Foreclosed Properties                                                                 2,237       6,904
   Restructured Loans                                                                      323          99
                                                                                  -------------  ---------
   Total Non-Performing Assets                                                         $11,617     $21,227
                                                                                  =============  =========
Non-Performing Assets As a % of  Total Loans                                              0.53        1.06

Loans Past Due Over 90 Days                                                             $2,727      $3,383
Loans Past Due Over 90 Days As a % of Total Loans                                         0.13        0.17

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)

                                                                                  Three Months Ended March 31
                                                                                                1994                    1993
                                                                                     Amount   Yield/Rate     Amount   Yield/Rate
                                                                                              (pct.)                  (pct.)
Assets
Loans
   Taxable                                                                          $2,124,292    8.47      $1,963,919  9.08
   Tax-Exempt                                                                           33,381   10.69          28,808  10.11
                                                                                  ------------            ------------
      Total                                                                          2,157,673    8.51       1,992,727  9.10
   Less: Allowance for Losses                                                           36,737                  35,952
                                                                                  ------------            ------------
      Net Loans                                                                      2,120,936    8.65       1,956,775  9.26
Securities
   Taxable                                                                             913,767    5.55         955,405  6.01
   Tax-Exempt                                                                          158,206    8.39          83,757  10.81
                                                                                  ------------            ------------
      Total                                                                          1,071,973    5.97       1,039,162  6.39
Federal Funds Sold & Other                                                              47,621    2.93         124,392  3.13
                                                                                  ------------            ------------
   Total Earning Assets                                                              3,240,530    7.68       3,120,329  8.06
Other Assets                                                                           256,377                 269,793
                                                                                  ------------            ------------
   Total Assets                                                                     $3,496,907              $3,390,122
                                                                                  ============            ============


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                                                                         $2,522,167    3.33      $2,471,801  3.88
   Short-term Borrowings                                                               200,929    2.80         192,668  3.24
   Long-term Borrowings                                                                 22,470    4.42          36,011  6.59
                                                                                  ------------            ------------
      Total Interest
         Bearing Liabilities                                                         2,745,566    3.30       2,700,480  3.87
Non-interest Bearing Deposits                                                          409,719                 376,345
Other Liabilities                                                                       32,148                  27,400
                                                                                  ------------            ------------
   Total Liabilities                                                                 3,187,433               3,104,225
Shareholders' Equity                                                                   309,474                 285,897
                                                                                  ------------            ------------
   Total Liabilities & Equity                                                       $3,496,907              $3,390,122
                                                                                  ============            ============

Interest Income To Earning Assets                                                                 7.68                  8.06
Interest Expense To Earning Assets                                                                2.80                  3.35
                                                                                              ------                  ------
Net Interest Margin                                                                               4.88                  4.71
                                                                                              ======                  ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

 a.) Exhibits

  11. Statement of Computation of Earnings per Share - page 18 attached

 b.) Reports on Form 8-K

  January 28, 1994 - Merger of One Valley and Mountaineer Bankshares completed


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       One Valley Bancorp of West Virginia, Inc.

DATE   May 13, 1994

                                   BY  /S/ J. Holmes Morrison

                                        J. Holmes Morrison
                                            President and
                                            Chief Executive Officer


                                   BY  /S/ Laurance G. Jones

                                        Laurance G. Jones
                                            Senior Vice President & Treasurer