Form 10-Q
period 1994-06-30
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1994-08-12
CIK 351616

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 1994

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1994 was:


     Common Stock, $10.00 par value -- 17,110,658 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                       June 30    December 31    June 30
                                                                        1994         1993         1993
Assets
Cash and Due From Banks                                                 $129,555     $141,195     $149,352
Interest Bearing Deposits With Other Banks                                 3,518        8,028        3,545
Federal Funds Sold                                                         2,400       31,145      103,570
                                                                    ------------ ------------ ------------
   Cash and Cash Equivalents                                             135,473      180,368      256,467
Securities
   Available-for-Sale, at fair value (Note B)                            615,737            0            0
   Held-for-Investment (Estimated Fair Value,
   June 30, 1994 - $452,522; December 31, 1993 - $1,081,742;
   June 30, 1993 - $1,085,240)                                           462,665    1,060,036    1,057,585
Loans
   Total Loans                                                         2,241,449    2,169,372    2,060,524
   Less: Allowance For Loan Losses                                        37,572       36,484       37,029
                                                                    ------------ ------------ ------------
   Net Loans                                                           2,203,877    2,132,888    2,023,495
Bank Premises & Equipment - Net                                           82,230       80,233       80,010
Other Assets                                                              55,713       59,350       55,568
                                                                    ------------ ------------ ------------
   Total Assets                                                       $3,555,695   $3,512,875   $3,473,125
                                                                    ============ ============ ============

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $420,409     $412,317     $400,069
   Interest Bearing                                                    2,497,750    2,524,418    2,486,002
                                                                    ------------ ------------ ------------
   Total Deposits                                                      2,918,159    2,936,735    2,886,071
Short-term Borrowings
   Federal Funds Purchased                                                34,638       14,012       22,236
   Repurchase Agreements and Other Borrowings                            238,286      204,408      192,612
                                                                    ------------ ------------ ------------
   Total Short-term Borrowings                                           272,924      218,420      214,848
Long-term Borrowings                                                      27,477       22,788       39,756
Other Liabilities                                                         23,299       29,749       37,434
                                                                    ------------ ------------ ------------
   Total Liabilities                                                   3,241,859    3,207,692    3,178,109
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,528,658 shares at June 30, 1994;
      17,516,795 shares at December 31, 1993;
      17,506,795 shares at June 30, 1993                                 175,287      175,168      175,068
   Capital Surplus                                                        25,915       25,830       25,806
   Retained Earnings                                                     122,624      107,314       97,271
   Unrealized (Losses) on Securities Available-for-Sale,
      net of deferred taxes; (Note B)                                     (2,929)           0            0
   Treasury Stock - 418,000 shares at June 30, 1994,
      270,000 shares at December 31, 1993
      and June 30, 1993; at cost                                          (7,061)      (3,129)      (3,129)
                                                                    ------------ ------------ ------------
      Total Shareholders' Equity                                         313,836      305,183      295,016
                                                                    ------------ ------------ ------------
      Total Liabilities and Shareholders' Equity                      $3,555,695   $3,512,875   $3,473,125
                                                                    ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                       For The Three Months      For The Six Months
                                                       Ended June 30             Ended June 30
                                                           1994         1993         1994         1993
Interest Income
   Interest and Fees on Loans
      Taxable                                               $45,776      $44,669      $90,147      $88,652
      Tax-Exempt                                                553          453        1,125          920
                                                       ------------ ------------ ------------ ------------
            Total                                            46,329       45,122       91,272       89,572
   Interest on Investment Securities
      Taxable                                                11,974       14,753       24,657       29,097
      Tax-Exempt                                              2,841        1,487        4,997        2,958
                                                       ------------ ------------ ------------ ------------
            Total                                            14,815       16,240       29,654       32,055
   Other Interest Income                                        150          838          494        1,798
                                                       ------------ ------------ ------------ ------------
            Total Interest Income                            61,294       62,200      121,420      123,425
Interest Expense
   Deposits                                                  20,693       22,936       41,410       46,569
   Short-term Borrowings                                      1,432        1,549        2,821        3,086
   Long-term Borrowings                                         289          661          534        1,246
                                                       ------------ ------------ ------------ ------------
      Total Interest Expense                                 22,414       25,146       44,765       50,901
                                                       ------------ ------------ ------------ ------------
Net Interest Income                                          38,880       37,054       76,655       72,524
Provision For Loan Losses                                     1,213        1,564        2,392        3,115
                                                       ------------ ------------ ------------ ------------
Net Interest Income
   After Provision For Loan Losses                           37,667       35,490       74,263       69,409
Other Income
   Trust Department Income                                    2,065        1,859        4,077        3,604
   Service Charges on Deposit Accounts                        2,977        3,096        5,586        5,682
   Real Estate Loan Processing & Servicing Fees               1,310        1,747        2,728        3,893
   Other Service Charges and Fees                             1,126        1,051        2,276        1,711
   Other Operating Income                                     3,333        2,393        5,043        4,984
   Securities Transactions                                     (504)          58         (307)          58
                                                       ------------ ------------ ------------ ------------
      Total Other Income                                     10,307       10,204       19,403       19,932
Other Expenses
   Salaries and Employee Benefits                            15,863       14,935       31,791       30,552
   Occupancy Expense - Net                                    1,393        1,449        2,954        2,876
   Equipment Expenses                                         2,071        2,645        4,129        5,285
   Federal Deposit Insurance                                  1,662        1,621        3,323        3,251
   Outside Data Processing                                    1,333        1,416        2,241        1,888
   Other Operating Expenses                                   7,750        7,726       15,238       15,270
                                                       ------------ ------------ ------------ ------------
      Total Other Expenses                                   30,072       29,792       59,676       59,122
                                                       ------------ ------------ ------------ ------------
Income Before Taxes                                          17,902       15,902       33,990       30,219
Applicable Income Taxes                                       5,853        5,243       11,110        9,722
                                                       ------------ ------------ ------------ ------------
Net Income                                                  $12,049      $10,659      $22,880      $20,497
                                                       ============ ============ ============ ============

Net Income Per Common Share                                   $0.70        $0.62        $1.33        $1.19
                                                       ============ ============ ============ ============

Based on Average Shares Outstanding of                       17,165       17,237       17,207       17,232

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                            Unrealized
                                                                                                            Gain (Loss)
                                                                                                           on Securities
                                                          Common       Capital     Retained     Treasury     Available
                                                           Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Effect of adopting FAS 115                                        0            0            0            0        4,765
Six Months Ended June 30, 1994
   Net Income                                                     0            0       22,880            0            0
   Cash Dividends ($.44 per share)                                0            0       (7,570)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0       (7,694)
   Treasury Shares Purchased                                      0            0            0       (3,932)           0
   Stock Options Exercised                                      119           85            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance June 30, 1994                                      $175,287      $25,915     $122,624      ($7,061)     ($2,929)
                                                       ============ ============ ============ ============ ============


Balance December 31, 1992                                  $174,935      $25,352      $83,380      ($3,129)          $0
Six Months Ended June 30, 1993
   Net Income                                                     0            0       20,497            0            0
   Cash Dividends ($.40 per share)                                0            0       (6,606)           0            0
   Stock Options Exercised                                      133          454            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance June 30, 1993                                      $175,068      $25,806      $97,271      ($3,129)          $0
                                                       ============ ============ ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                         For The Six Months
                                                                            Ended June 30
                                                                          1994         1993
Operating Activities
   Net Income                                                            $22,880      $20,497
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         2,392        3,115
         Depreciation                                                      3,647        3,759
         Amortization and Accretion                                        1,074        4,511
         Securities Loss (Gains)                                             307          (58)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                     (385)       1,687
            Accrued Interest Payable                                        (361)        (839)
            Other Assets and Other Liabilities                            (1,264)       8,221
                                                                    ------------ ------------
            Net Cash Provided by Operating Activities                     28,290       40,893

Investing Activities
   Proceeds From Sales of Securities Available for Sale                   70,497            0
   Proceeds From Sales of Securities Held to Maturity                        179        4,290
   Proceeds From Maturities of Securities Available for Sale             134,655            0
   Proceeds From Maturities of Securities Held to Maturity                35,345      216,140
   Purchases of Securities Available for Sale                           (183,034)           0
   Purchases of Securities Held to Maturity                              (84,075)    (254,537)
   Net Increase In Loans                                                 (70,427)     (57,809)
   Purchases of Premises and Equipment                                    (5,644)      (2,491)
                                                                    ------------ ------------
            Net Cash Used in Investing Activities                       (102,504)     (94,407)

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits      (18,576)       4,497
   Net Increase in Federal Funds Purchased                                20,626        4,518
   Net Increase in Other Short-term Borrowings                            33,878        6,010
   Proceeds From Long-term Borrowings                                     14,699       12,038
   Repayment of Long-term Debt                                           (10,010)      (2,500)
   Proceeds From Issuance of Common Stock                                    204          587
   Dividends Paid                                                         (7,570)      (6,606)
                                                                    ------------ ------------
            Net Cash Provided by Financing Activities                     29,319       18,544
                                                                    ------------ ------------
(Decrease) in Cash and Cash Equivalents                                  (44,895)     (34,970)

Cash And Cash Equivalents at Beginning of Year                           180,368      291,437
                                                                    ------------ ------------
Cash And Cash Equivalents, June 30                                      $135,473     $256,467
                                                                    ============ ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

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

Note B - Accounting Change

Effective January 1, 1994, One Valley adopted the provisions of FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of the Statement, One Valley reevaluated its classification of securities and assigned a portion of its securities investment as available-for-sale. Securities designated available-for-sale are presented at fair value. The corresponding unrealized gain or loss on these securities due to any difference between historical cost and current fair value is presented as a component of Shareholders' Equity, net of deferred taxes. Securities designated as available-for-sale at December 31, 1993 approximated $632,380. The effect of adopting this Statement was to increase the opening balance of shareholders' equity at January 1, 1994 by $4,765, which was the net unrealized gain on securities available-for-sale of $7,942, net of $3,177 in deferred income taxes. At June 30, 1994, securities available-for-sale had a historical cost of $620,618, with a net unrealized loss of approximately $4,881, which decreased shareholders' equity by $2,929, net of $1,952 in deferred income taxes.

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

One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 1994


INTRODUCTION AND SUMMARY

     Net income for the second quarter of 1994 totaled $12.0 million, an increase of 13.0% over the $10.7 million earned in the same quarter of 1993. On a per share basis, net income of $0.70 for the second quarter of 1994 increased 12.9% over the $0.62 earned during the same period in 1993. The improvement in earnings during the quarter can be attributed, in large part, to an increase in net interest income and a decrease in the provision for loan losses.

     Net income for the first six months of 1994 totaled $22.9 million, an 11.6% increase over the first six months of 1993. Earnings per share during the six month period were $1.33, up 11.8% over the $1.19 earned in the first six months of 1993.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.30% in the first six months of 1994, a significant increase over the 1.20% earned during the first six months of 1993. Return on average equity (ROE) also increased, from 14.21% for the first six months of 1993 to 14.62% earned over the first six months of 1994.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1994. This discussion should be read in conjunction with the 1993 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the six months ended June 30, 1994 was $80.0 million on a fully tax-equivalent basis, a 7.1% increase from the $74.6 million earned during the same period in 1993. This increase is largely due to an increase in earning assets greater than the increase in interest bearing liabilities during the year-to-date comparision. Average earning assets increased by 2.9% in the first six months of 1994 over the same period in 1993, while average interest bearing liabilities increased by 1.0% in the same comparison. Both total interest income and total interest expense decreased from the prior year due to the decline in the interest rate environment, however the net margin increased.

     As the interest rate environment declined over the past months, the rate of decline in the yield on earning assets was slightly less than the decline in costs of interest bearing liabilities. As shown in the consolidated average balance sheets (page 16), the yield on earning assets, declined 27 basis points to 7.73% in the first six months of 1994 from 8.00% in the first six months of 1993. During the same period, the cost of interest bearing liabilities declined 47 basis points to 2.78% from last year's 3.25% level. Due to the higher volume of earning assets, the net interest margin increased to 4.95% during the first six months of 1994, compared to 4.75% during the first six months of 1993. At June 30, 1994, One Valley's asset/liability structure was neither asset nor liability sensitive in the six month time frame. Thus, normal fluctuations in market interest rates should have little impact One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $2.4 million for the six months ended June 30, 1994, a 23% decline from the $3.1 million provision during the first six months of 1993. The decline in the provision for loan losses is primarily due to the continued improvement in the quality of the loan portfolio. As a percentage of average total loans, the provision for loan losses through the first six months of 1994 was 0.22% annualized compared to 0.31% in the first six months of 1993. Net charge-offs as a percentage of average total loans in the first six months of 1994 also decreased to 0.12% on an annualized basis, down from an annualized 0.18% during the first six months of 1993.

     Total non-performing assets at June 30, 1994 were 0.45% of period-end loans, a decrease from the 0.58% at year-end 1993 and a greater decline from the 0.93% at June 30, 1993. Loans past due over 90 days have also declined. At June 30, 1994, loans past due over 90 days were 0.12% of outstanding loans, a decrease from the 0.15% at year-end 1993 and 0.16% at June 30, 1993. The dollar amounts of both non-performing assets and loans past due over 90 days have also declined proportionately from levels recorded at year-end 1993 and one year ago, as reflected in the analysis on page 15.

     With the improved credit quality of the loan portfolio, the allowance for loan losses has decreased in relationship to the loan portfolio. At June 30, 1994, the allowance was 1.68% of outstanding loans, compared to 1.80% one year ago and 1.68% at year-end 1993.

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

Non-Interest Income and Expense

     Total non-interest income was $19.4 million through the first six months of 1994, down 2.7% from the $19.9 million earned during the same period in 1993. Excluding securities transactions however, non-interest income was down less than 1% in the six month comparison. Trust income increased by 13.1%, or $0.4 million, over the first six months of last year, primarily due to an increase in the number of trust accounts and growth in the size of existing trust accounts. Other service charges and fees increased by $0.6 million due to increases in investment fees and other commissions One Valley has earned on new products and services offered. Other operating income remainied relatively flat when comparing year-to-date 1994 results with the same period of 1993. These increases were more than offset by declines in mortgage loan processing and service fees and service charges on deposit accounts. As interest rates declined in 1993, mortgages serviced by One Valley for others have refinanced or paid-off, thus reducing One Valley's servicing fee revenue. Furthermore, recent increases in interest rates have also reduced the fees from the origination and sale of loans in the secondary market. With the decline in the mortgage loan servicing portfolio, it is anticipated that throughout the remainder of 1994 servicing fee revenue will be significantly lower than the prior year. Income from security transactions decreased by $0.4 million in the first six months of 1994 due to a change in investment strategies corresponding to the adoption of FAS 115.

     Total non-interest expense was $59.7 million during the six months ended June 30, 1994, up 0.9% over the same period in 1993. Staff costs rose 4.1% in 1994 when compared to 1993, reflecting normal salary and benefit increases. Occupancy expense increased by 2.7% in the first six months of 1994 primarily due to increases in real estate taxes. Equipment expenses decreased by $1.2 million largely due to the outsourcing of data processing services previously on an in-house system. This decline is partially offset by a $0.4 million increase in outside data processing costs. FDIC insurance increased by 2.2% due to deposit growth. Other operating expenses remained relatively flat in 1994 when compared to the first six months of 1993.

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first six months of 1994 was 2.46%, down from 2.68% during all of 1993 and down from the 2.49% during the first six months of 1993. The decline in 1994, when compared to the 1993 ratios, is largely due One Valley's increase in earning assets in 1994 without a corresponding increase in operating expenses.

     Income tax expense increased by $1.4 million, or 14.3%, for the first six months of 1994 in comparison to 1993. The increase in taxes is a result of the 12.5% growth in pretax earnings and an increase in corporate income tax rates enacted during the third quarter 1993. One Valley's effective income tax rate for the first six months of 1994 was 32.7% versus 32.2% for the same period last year.


FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first six months of 1993. At June 30, 1994, total loans exceeded June 30, 1993, levels by 8.8% or $180.9 million. The consolidated loan-to-deposit ratio has also increased to 76.8% at June 30, 1994, compared to 71.4% at June 30, 1993. Since year-end 1993, total loans have increased by 3.3% or $72.1 million, primarily in the consumer installment loan and real estate lending areas.

     Investment portfolio assets increased $18.4 million or 1.7% from the level at year-end and increased $20.8 million or 2.0% from the level one year ago. Due to strong loan demand during 1993, growth in the investment portfolio has been relatively modest as One Valley has been able to place more of its investable funds into the higher yielding loan portfolio.

     Effective January 1, 1994, One Valley adopted the provisions of FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this Statement was to increase shareholders' equity at January 1, 1994, by $4.8 million, which was the unrealized gain on securities available-for-sale of $7.9 million, net of $3.1 million in deferred income taxes. At June 30, 1994, securities available-for-sale had a historical cost of $620.6 million, with an unrealized loss of approximately $4.9 million, which decreased shareholders' equity by $2.9 million, net of $2.0 million in deferred income taxes.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields, in the latter part of 1993 through the first part of 1994. As shown on the consolidated average balance sheet (page 16), average tax-exempt securities in the first half of 1994 are more than double the average during first six months 1993. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at June 30, 1994, were $2.4 million, down $28.7 million from year-end and down $101.2 from a year ago. The decline since June 30, 1993 was partially in response to the strong loan demand experienced in 1993. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

     One Valley's investments have been limited to traditional investment securities and the company does not currently have any investments in derivative instruments. However, One Valley continually evaluates all investment alternatives in its management of interest rate risk and asset/liability structure.

Liability Structure

     Total deposits decreased $18.6 million or 0.6% from the level at year-end and increased $32.1 million or 1.1% since June 30, 1993. Non-interest deposits have increased by 2.0% from year-end, and have increased by 5.1% since June 30, 1993. Interest bearing deposits at June 30, 1994, however, decreased $26.7 million or 1.1% from year-end and $11.7 million or 0.5% from one year ago. Because of the low interest rate environment, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. One Valley continues to market alternative products to meet the changing needs of its customers in order to expand its customer base.

     Total short-term borrowings increased $54.5 million or 25.0% from the year-end level, and $58.1 million or 27.0% from the level at June 30, 1993. Due to increased loan demand and declines in total deposits, One Valley's short-term borrowings have increased to fund the loan growth. Short-term borrowings, which consist of Federal funds purchased from correspondent banks and repurchase agreements with large corporate and public entities, can fluctuate significantly depending upon the customers' cash needs and the interest rate environment.

     Long-term borrowings increased $4.7 million or 20.6% since year-end 1993 but decreased $12.3 million or 30.9% since June 30, 1993. During 1993, One Valley paid-off $10.0 million of debt incurred in the purchase of its headquarters, $1.2 million of debt incurred in the purchase of an affiliate, and another $6.1 million in Federal Home Loan Bank (FHLB) advances which were incurred to fund investments in mortgage backed securities. The $27.5 of long-term borrowings at June 30, 1994 principally consisted of FHLB advances used to fund mortgage backed investments and loans. Approximately, $8.0 million of these advances mature in 1994, $11.5 mature in 1995, and another $5.0 million mature in 1996. Proceeds from maturing investments will be used to meet the demands for maturing FHLB advances.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio has increased since year-end.  At
June 30, 1994, the ratio was 8.83% compared to 8.68% at December 31, 1993, and 8.49% one year ago. Due to strong earnings the ratio has steadily increased. One Valley's cash dividends totaling $0.44 per share through the first six months of 1994, were up 10.0% over the $0.40 per share in dividends during the same period in 1993. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a stable equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at June 30, 1994 was 14.9%, well above the 8.0% required, while its Tier I capital ratio was 13.6%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.7% compared to a regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                   For The Three Months                For The Six Months
                                                      Ended June 30                       Ended June 30
                                                     1994        1993                    1994        1993
Allowance For Loan Losses
   Balance, Beginning of Period                    $37,111     $36,368                 $36,484     $35,680
   Loan Losses                                       1,189       1,525                   2,325       2,825
   Loan Recoveries                                     437         622                   1,021       1,059
                                              ------------------------            ------------------------
      Net Charge-offs                                  752         903                   1,304       1,766
   Provision For  Loan Losses                        1,213       1,564                   2,392       3,115
                                              ------------------------            ------------------------
   Balance, End of Period                          $37,572     $37,029                 $37,572     $37,029
                                              ========================            ========================
                                                                                                <C.
Total Loans, End of Period                                                          $2,241,449  $2,060,524
Allowance For Loan Losses As a % of Total Loans                                           1.68        1.80
                                                                                  ========================
Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                                    $7,605     $12,251
   Foreclosed Properties                                                                 2,404       6,673
   Restructured Loans                                                                      169         239
                                                                                  ------------------------
   Total Non-Performing Assets                                                         $10,178     $19,163
                                                                                  ========================
                                                                                        <C.
Non-Performing Assets As a % of  Total Loans                                              0.45        0.93

Loans Past Due Over 90 Days                                                             $2,741      $3,201
Loans Past Due Over 90 Days As a % of Total Loans                                         0.12        0.16

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                            Three Months Ended June 30                      Six Months Ended June 30
                                            1994                    1993                    1994                    1993
                                      Amount   Yield/Rate     Amount    Yield/Rate    Amount   Yield/Rate     Amount   Yield/Rate
                                                 (pct.)                  (pct.)                  (pct.)                  (pct.)
Assets
Loans
   Taxable                          $2,161,681    8.49      $1,998,719    8.96      $2,143,090    8.48      $1,981,415   9.02
   Tax-Exempt                           33,896   10.07          26,962   10.37          33,640   10.38          27,880  10.24
                                  ------------            ------------            ------------            ------------
      Total                          2,195,577    8.52       2,025,681    8.98       2,176,730    8.51       2,009,295   9.04
   Less: Allowance for Losses           37,308                  36,923                  37,024                  36,440
                                  ------------            ------------            ------------            ------------
      Net Loans                      2,158,269    8.67       1,988,758    9.15       2,139,706    8.66       1,972,855   9.21
Securities
   Taxable                             889,233    5.39       1,010,045    5.84         901,432    5.47         982,876   5.92
   Tax-Exempt                          184,628    9.47          85,746   10.67         171,490    8.97          84,757  10.74
                                  ------------            ------------            ------------            ------------
      Total                          1,073,861    6.09       1,095,791    6.22       1,072,922    6.03       1,067,633   6.30
Federal Funds Sold & Other              19,819    3.04         106,037    3.17          33,643    2.96         115,164   3.15
                                  ------------            ------------            ------------            ------------
   Total Earning Assets              3,251,949    7.78       3,190,586    7.94       3,246,271    7.73       3,155,652   8.00
Other Assets                           262,378                 264,704                 260,693                 267,234
                                  ------------            ------------            ------------            ------------
   Total Assets                     $3,514,327              $3,455,290              $3,506,964              $3,422,886
                                  ============            ============            ============            ============


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                         $2,527,311    3.28      $2,493,784    3.69      $2,524,753    3.31      $2,482,853   3.78
   Short-term Borrowings               209,669    2.74         211,649    2.94         205,323    2.77         202,211   3.08
   Long-term Borrowings                 19,918    5.82          39,722    6.67          21,187    5.08          37,877   6.63
                                  ------------            ------------            ------------            ------------
      Total Interest
         Bearing Liabilities         2,756,898    3.26       2,745,155    3.67       2,751,263    3.28       2,722,941   3.77
Non-interest Bearing Deposits.         419,197                 391,897                 414,484                 384,164
Other Liabilities                       24,136                  27,209                  28,120                  27,304
                                  ------------            ------------            ------------            ------------
   Total Liabilities                 3,200,231               3,164,261               3,193,867               3,134,409
Shareholders' Equity                   314,096                 291,029                 313,097                 288,477
                                  ------------            ------------            ------------            ------------
   Total Liabilities & Equity       $3,514,327              $3,455,290              $3,506,964              $3,422,886
                                  ============            ============            ============            ============

Interest Income To Earning Assets                 7.78                    7.94                    7.73                   8.00
Interest Expense To Earning Assets                2.76                    3.16                    2.78                   3.25
                                                ------                  ------                  ------                 ------
Net Interest Margin                               5.02                    4.78                    4.95                   4.75
                                                ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Regular Annual Meeting of Shareholders of One Valley was held on April 26, 1994. At that meeting the matters set forth below were voted upon. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

          1.  Election of Directors

                                                 Withheld &       Broker
            Nominee        For      Against     Abstensions     Non-Votes

          Chambers      15,014,141           0        28,074              0
          Highland      14,997,800           0        28,074              0
          Kamm          15,037,325           0        28,074              0
          Lowe          14,955,927           0        28,074              0
          Maier         15,039,163           0        28,074              0
          Peyton        15,014,896           0        28,074              0
          Rice          15,011,770           0        28,074              0
          Walker        14,960,053           0        28,074              0
          Wehrle        14,935,254           0        28,074              0
          Wilkerson     15,014,426           0        28,074              0


          2.  Approve increase in maximum number of directors from 27 to 33

                                                    Withheld &       Broker
                           For         Against     Abstensions     Non-Votes

                        13,971,580     523,405       100,637        430,527


          3.  Approve Selection of Auditors

                                                    Withheld &       Broker
                           For         Against     Abstensions     Non-Votes

                        14,948,555      39,559        38,034              0

One Valley Bancorp of West Virginia, Inc.


Item 6.     Exhibits and Reports on Form 8-K

     a.)     Exhibits

          10.1. One Valley Bancorp of West Virginia, Inc. Management Incentive Compensation Plan as amended and restated January 1, 1992 - pages 19 through 28 attached.

          11. Statement of Computation of Earnings per Share - page 29 attached

     b.)     Reports on Form 8-K

          April 26, 1994 - Approval by board of directors to repurchase as Treasury Stock an additional 400,000 shares of One Valley common stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp of West Virginia, Inc.

DATE   August 11, 1994

                                   BY  /S/ J. Holmes Morrison

                                        J. Holmes Morrison
                                          President and
                                          Chief Executive Officer


                                   BY  /S/ Laurance G. Jones

                                        Laurance G. Jones
                                          Executive Vice President & Treasurer