Form 10-Q
period 1994-09-30
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1994-11-07
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended SEPTEMBER 30, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  XXX    No

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994 was:

           Common Stock, $10.00 par value -- 17,014,278 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                     September 30   December 31  September 30
                                                                         1994         1993         1993
Assets
Cash and Due From Banks                                                 $130,413     $141,195     $148,156
Interest Bearing Deposits With Other Banks                                 7,245        8,028        6,232
Federal Funds Sold                                                        20,000       31,145       82,640
                                                                    ------------ ------------ ------------
   Cash and Cash Equivalents                                             157,658      180,368      237,028
Securities
   Available-for-Sale, at fair value (Note B)                            568,973            0            0
   Held-for-Investment (Estimated Fair Value,
   Sept. 30, 1994 - $434,818; December 31, 1993 - $1,081,742;
   Sept. 30, 1993 - $1,081,741)                                          448,964    1,060,036    1,052,282
Loans
   Total Loans                                                         2,317,995    2,169,372    2,129,214
   Less: Allowance For Loan Losses                                        37,650       36,484       37,280
                                                                    ------------ ------------ ------------
   Net Loans                                                           2,280,345    2,132,888    2,091,934
Bank Premises & Equipment - Net                                           82,893       80,233       80,748
Other Assets                                                              60,350       59,350       59,623
                                                                    ------------ ------------ ------------
   Total Assets                                                       $3,599,183   $3,512,875   $3,521,615
                                                                    ============ ============ ============

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $428,181     $412,317     $394,994
   Interest Bearing                                                    2,490,065    2,524,418    2,532,042
                                                                    ------------ ------------ ------------
   Total Deposits                                                      2,918,246    2,936,735    2,927,036
Short-term Borrowings
   Federal Funds Purchased                                                12,443       14,012       20,762
   Repurchase Agreements and Other Borrowings                            299,537      204,408      206,111
                                                                    ------------ ------------ ------------
   Total Short-term Borrowings                                           311,980      218,420      226,873
Long-term Borrowings                                                      24,472       22,788       38,853
Other Liabilities                                                         26,971       29,749       27,659
                                                                    ------------ ------------ ------------
   Total Liabilities                                                   3,281,669    3,207,692    3,220,421
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,533,778 shares at September 30, 1994;
      17,516,795 shares at December 31, 1993;
      17,516,155 shares at September 30, 1993                            175,338      175,168      175,162
   Capital Surplus                                                        25,935       25,830       25,827
   Retained Earnings                                                     130,138      107,314      103,334
   Unrealized (Losses) on Securities Available-for-Sale,
      net of deferred taxes; (Note B)                                     (3,919)           0            0
   Treasury Stock - 519,500 shares at September 30, 1994,
      270,000 shares at December 31, 1993
      and September 30, 1993; at cost                                     (9,978)      (3,129)      (3,129)
                                                                    ------------ ------------ ------------
      Total Shareholders' Equity                                         317,514      305,183      301,194
                                                                    ------------ ------------ ------------
      Total Liabilities and Shareholders' Equity                      $3,599,183   $3,512,875   $3,521,615
                                                                    ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                            For The Three Months      For The Nine Months
                                                             Ended September 30        Ended September 30
                                                             1994         1993         1994         1993
Interest Income
   Interest and Fees on Loans
      Taxable                                               $48,720      $45,197     $138,867     $133,849
      Tax-Exempt                                                603          605        1,728        1,525
                                                       ------------ ------------ ------------ ------------
            Total                                            49,323       45,802      140,595      135,374
   Interest on Investment Securities
      Taxable                                                12,189       13,681       36,846       42,778
      Tax-Exempt                                              2,572        1,713        7,569        4,671
                                                       ------------ ------------ ------------ ------------
            Total                                            14,761       15,394       44,415       47,449
   Other Interest Income                                        255          674          749        2,472
                                                       ------------ ------------ ------------ ------------
            Total Interest Income                            64,339       61,870      185,759      185,295
Interest Expense
   Deposits                                                  21,167       22,315       62,577       68,884
   Short-term Borrowings                                      2,744        1,576        5,565        4,662
   Long-term Borrowings                                         245          576          779        1,822
                                                       ------------ ------------ ------------ ------------
      Total Interest Expense                                 24,156       24,467       68,921       75,368
                                                       ------------ ------------ ------------ ------------
Net Interest Income                                          40,183       37,403      116,838      109,927
Provision For Loan Losses                                     1,185        1,406        3,577        4,521
                                                       ------------ ------------ ------------ ------------
Net Interest Income
   After Provision For Loan Losses                           38,998       35,997      113,261      105,406
Other Income
   Trust Department Income                                    1,891        1,743        5,968        5,347
   Service Charges on Deposit Accounts                        2,821        3,086        8,407        8,768
   Real Estate Loan Processing & Servicing Fees               1,249        1,960        3,977        5,853
   Other Service Charges and Fees                             1,262        1,121        3,538        2,832
   Other Operating Income                                     2,026        2,104        7,069        7,088
   Securities Transactions                                     (410)         119         (717)         177
                                                       ------------ ------------ ------------ ------------
      Total Other Income                                      8,839       10,133       28,242       30,065
Other Expenses
   Salaries and Employee Benefits                            15,521       15,037       47,312       45,589
   Occupancy Expense - Net                                    1,507        1,582        4,461        4,458
   Equipment Expenses                                         2,071        2,440        6,200        7,725
   Federal Deposit Insurance                                  1,642        1,634        4,965        4,885
   Outside Data Processing                                    1,242          809        3,483        2,697
   Other Operating Expenses                                   8,331        9,562       23,569       24,832
                                                       ------------ ------------ ------------ ------------
      Total Other Expenses                                   30,314       31,064       89,990       90,186
                                                       ------------ ------------ ------------ ------------
Income Before Taxes                                          17,523       15,066       51,513       45,285
Applicable Income Taxes                                       5,724        5,299       16,834       15,021
                                                       ------------ ------------ ------------ ------------
Net Income                                                  $11,799       $9,767      $34,679      $30,264
                                                       ============ ============ ============ ============

Net Income Per Common Share                                   $0.69        $0.57        $2.02        $1.76
                                                       ============ ============ ============ ============

Based on Average Shares Outstanding of                       17,105       17,237       17,173       17,234

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                              Unrealized
                                                                                                              Gain (Loss)
                                                                                                            on Securities
                                                           Common       Capital     Retained      Treasury     Available
                                                            Stock       Surplus     Earnings        Stock      for Sale
Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Effect of adopting FAS 115                                        0            0            0            0        4,765
Nine Months Ended September 30, 1994
   Net Income                                                     0            0       34,679            0            0
   Cash Dividends ($.69 per share)                                0            0      (11,855)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0       (8,684)
   Treasury Shares Purchased                                      0            0            0       (6,849)           0
   Stock Options Exercised                                      170          105            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance September 30, 1994                                 $175,338      $25,935     $130,138      ($9,978)     ($3,919)
                                                       ============ ============ ============ ============ ============


Balance December 31, 1992                                  $174,935      $25,352      $83,380      ($3,129)          $0
Nine Months Ended September 30, 1993
   Net Income                                                     0            0       30,264            0            0
   Cash Dividends ($.62 per share)                                0            0      (10,310)           0            0
   Stock Options Exercised                                      227          475            0            0            0
                                                       ------------ ------------ ------------ ------------ ------------
Balance September 30, 1993                                 $175,162      $25,827     $103,334      ($3,129)          $0
                                                       ============ ============ ============ ============ ============

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                        For The Nine Months
                                                                         Ended September 30
                                                                          1994         1993
Operating Activities
   Net Income                                                            $34,679      $30,264
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         3,577        4,521
         Depreciation                                                      5,605        5,466
         Amortization and Accretion                                        3,134        5,357
         Securities Loss (Gains)                                             717         (177)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (1,568)       1,839
            Accrued Interest Payable                                         283       (2,763)
            Other Assets and Other Liabilities                            (4,038)      (1,826)
                                                                    ------------ ------------
            Net Cash Provided by Operating Activities                     42,389       42,681

Investing Activities
   Proceeds From Sales of Securities Available for Sale                  131,352            0
   Proceeds From Sales of Securities Held to Maturity                        179       13,047
   Proceeds From Maturities of Securities Available for Sale             180,881            0
   Proceeds From Maturities of Securities Held to Maturity                52,651      359,994
   Purchases of Securities Available for Sale                           (246,270)           0
   Purchases of Securities Held to Maturity                              (88,033)    (404,238)
   Net Increase In Loans                                                (145,920)    (127,996)
   Purchases of Premises and Equipment                                    (8,265)      (4,945)
                                                                    ------------ ------------
            Net Cash Used in Investing Activities                       (123,425)    (164,138)

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits      (18,489)      45,424
   Net (Decrease) Increase in Federal Funds Purchased                     (1,569)       3,044
   Net Increase in Other Short-term Borrowings                            95,129       19,553
   Proceeds From Long-term Borrowings                                     14,699       12,156
   Repayment of Long-term Debt                                           (13,015)      (3,521)
   Proceeds From Issuance of Common Stock                                    275          702
   Dividends Paid                                                        (11,855)     (10,310)
                                                                    ------------ ------------
            Net Cash Provided by Financing Activities                     58,326       67,048
                                                                    ------------ ------------
(Decrease) in Cash and Cash Equivalents                                  (22,710)     (54,409)

Cash And Cash Equivalents at Beginning of Year                           180,368      291,437
                                                                    ------------ ------------
Cash And Cash Equivalents, September 30                                 $157,658     $237,028
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

Note B - Accounting Change

Effective January 1, 1994, One Valley adopted the provisions of FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of the Statement, One Valley reevaluated its classification of securities and assigned a portion of its securities investment as available-for-sale. Securities designated available-for-sale are presented at fair value. The corresponding unrealized gain or loss on these securities due to any difference between historical cost and current fair value is presented as a component of Shareholders' Equity, net of deferred taxes. Securities designated as available-for-sale at December 31, 1993 approximated $632,380. The effect of adopting this Statement was to increase the opening balance of shareholders' equity at January 1, 1994 by $4,765, which was the net unrealized gain on securities available-for-sale of $7,942, net of $3,177 in deferred income taxes. At September 30, 1994, securities available-for-sale had a historical cost of $575,506, with a net unrealized loss of approximately $6,533, which decreased shareholders' equity by $3,919, net of $2,614 in deferred income taxes.

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

One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1994


INTRODUCTION AND SUMMARY

     Net income for the third quarter of 1994 totaled $11.8 million, an increase of 20.1% over the $9.8 million earned in the same quarter of 1993. On a per share basis, net income of $0.69 for the third quarter of 1994 increased 21.1% over the $0.57 earned during the same period in 1993. The improvement in earnings during the quarter can be attributed, in large part, to an increase in total interest income and a decrease in the provision for loan losses.

     Net income for the first nine months of 1994 totaled $34.7 million, a 14.6% increase over the first nine months of 1993. Earnings per share during the nine month period were $2.02, up 14.8% over the $1.76 earned in the first nine months of 1993.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.31% in the first nine months of 1994, a significant increase over the 1.17% earned during the first nine months of 1993. Return on average equity (ROE) also increased, from 13.83% for the first nine months of 1993 to 14.70% earned over the first nine months of 1994.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1994. This discussion should be read in conjunction with the 1993 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the nine months ended September 30, 1994 was $121.8 million on a fully tax-equivalent basis, a 7.6% increase from the $113.3 million earned during the same period in 1993. This increase is largely due to an increase in earning assets greater than the increase in interest bearing liabilities during the year-to-date comparision. Average earning assets increased by 2.9% in the first nine months of 1994 over the same period in 1993, primarily in loans. Average interest bearing liabilities increased by 1.3% in the same nine month comparison. While the yield on earning assets and the rate on the cost of funds have declined in the year-to-date comparison due to declines in market interest rates from mid 1993 to early 1994, the increase in the volume of earning assets has resulted in a slight growth in total interest income during the first nine months of 1994. As shown in the consolidated average balance sheets (page 16), the yield on earning assets declined 14 basis points to 7.80% in the first nine months of 1994 from 7.94% in the first nine months of 1993. During the same period, the cost of interest bearing liabilities declined 35 basis points to 2.82% from last year's 3.17% level.

     Recent increases in the market interest rate environment have had a greater impact on the yield on earning assets than the cost of interest bearing liabilities. As shown in the quarter-to-quarter comparison on consolidated average balance sheets, the yield on earning assets in the third quarter of 1994 increased 11 basis points to 7.93%. During the same period, the cost of interest bearing liabilities declined 12 basis points to 2.90%. The combined effect was to increase the net interest margin by 23 basis points to 5.03%. Year-to-date, One Valley's net interest margin averaged 4.98% compared to 4.77% during the first nine months of 1993. At September 30, 1994, One Valley's asset/liability structure was neither asset nor liability sensitive in the six month time frame. Thus, normal fluctuations in market interest rates should have little impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $3.6 million for the nine months ended September 30, 1994, a 21% decline from the $4.5 million provision during the first nine months of 1993. The decline in the provision for loan losses is primarily due to the continued improvement in the quality of the loan portfolio. As a percentage of average total loans, the provision for loan losses through the first nine months of 1994 was 0.22% annualized compared to 0.30% in the first nine months of 1993. Net charge-offs as a percentage of average total loans in the first nine months of 1994 also decreased to 0.15% on an annualized basis, down from an annualized 0.19% during the first nine months of 1993.

     Total non-performing assets at September 30, 1994 were 0.42% of period-end loans, a decrease from the 0.58% at year-end 1993 and a greater decline from the 0.83% at September 30, 1993. Loans past due over 90 days have also declined. At September 30, 1994, loans past due over 90 days were 0.16% of outstanding loans, a slight increase from the 0.15% at year-end 1993, but down from the 0.19% at September 30, 1993. The dollar amounts of both non-performing assets and loans past due over 90 days have also declined proportionately from levels one year ago, as reflected in the analysis on page 15.

     With the improved credit quality of the loan portfolio, the allowance for loan losses has decreased in relationship to the loan portfolio. At September 30, 1994, the allowance was 1.62% of outstanding loans, compared to 1.75% one year ago and 1.68% at year-end 1993.

     In May 1993, the FASB issued Statement 114, Accounting for the Impairment of a Loan, to be adopted for years beginning after December 15, 1994. In October 1994, the FASB issued Statement 118 amending Statement 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The amendment, however, retained the original adoption time period. The adoption of these Statements is not anticipated to have a material effect on One Valley's financial statements.

Non-Interest Income and Expense

     Total non-interest income was $28.2 million through the first nine months of 1994, down 6.1% from the $30.1 million earned during the same period in 1993. Excluding securities transactions however, non-interest income was down 3.1% in the nine month comparison. Trust income increased by 11.6%, or $0.6 million, over the first nine months of last year, primarily due to an increase in the number of trust accounts and trust products. Other service charges and fees increased by $0.7 million due to increases in ATM revenue and other commissions One Valley has earned on new products and services offered. Other operating income remained relatively flat when comparing year-to-date 1994 results with the same period of 1993. These increases were more than offset by declines in mortgage loan processing and service fees and service charges on deposit accounts. As interest rates declined in 1993, mortgages serviced by One Valley for others have refinanced or paid-off, thus reducing One Valley's servicing fee revenue. Furthermore, recent increases in interest rates have also reduced the fees from the origination and sale of loans in the secondary market. With the decline in the mortgage loan servicing portfolio, it is anticipated that throughout the remainder of 1994 servicing fee revenue will be significantly lower than the prior year. Income from security transactions decreased by $0.9 million in the first nine months of 1994 due to a change in investment strategies corresponding to the adoption of FAS 115.

     Total non-interest expense was $90.0 million during the nine months ended September 30, 1994, down 0.2% over the same period in 1993. Staff costs rose 3.8% in 1994 when compared to 1993, reflecting normal salary and benefit increases. Occupancy expense remained flat in the first nine months of 1994 as increases in real estate taxes were offset by reductions in other property expenses. Equipment expenses decreased by $1.5 million largely due to the outsourcing of data processing services previously on an in-house system.
This decline is partially offset by a $0.8 million increase in outside data processing costs. FDIC insurance increased by 0.2% due to modest deposit growth. Other operating expenses declined by 5.1% in 1994 when compared to the first nine months of 1993, largely due to Mountaineer Bankshares acquisition and restructuring expenses incurred in the third quarter of 1993.

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first nine months of 1994 was 2.49%, down from 2.68% during all of 1993 and down from the 2.53% during the first nine months of 1993. The decline in 1994, when compared to the 1993 ratios, is largely due to One Valley's increase in earning assets in 1994 without a corresponding increase in operating expenses.

     Income tax expense increased by $1.8 million, or 12.1%, for the first nine months of 1994 in comparison to 1993. The increase in taxes is a result of the 13.8% growth in pretax earnings and an increase in corporate income tax rates enacted during the third quarter 1993. However, primarily due to the 50% increase in One Valley's tax-exempt income, the effective income tax rate for the first nine months of 1994 declined to 32.7% versus 33.2% for the same period last year.


FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first nine months of 1993. At September 30, 1994, total loans exceeded September 30, 1993, levels by 8.9% or $188.8 million. The consolidated loan-to-deposit ratio has also increased to 79.4% at September 30, 1994, compared to 72.7% at September 30, 1993. Since year-end 1993, total loans have increased by 6.9% or $148.6 million, primarily in the consumer installment loan and real estate lending areas.

     Investment portfolio assets have decreased $42.1 million or 4.0% from the level at year-end and decreased $34.3 million or 3.3% from the level one year ago. Approximately $6.5 million of the decline is attributable to the adoption of FAS 115, which requires the balance sheet reporting of market value fluctuations in securities available for sale. Due to strong loan demand during the third quarter of 1994, maturing investments have not been replaced as the proceeds have been used to fund higher yielding loans. Some investment securities have been sold at a loss during the year. However, the proceeds were used to purchase higher yielding investments which should result in a overall higher total return on the invested funds.

     Effective January 1, 1994, One Valley adopted the provisions of FASB Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this Statement was to increase shareholders' equity at January 1, 1994, by $4.8 million, which was the unrealized gain on securities available-for-sale of $7.9 million, net of $3.1 million in deferred income taxes. At September 30, 1994, securities available-for-sale had a historical cost of $575.5 million, with an unrealized loss of approximately $6.5 million, which decreased shareholders' equity by $3.9 million, net of $2.6 million in deferred income taxes.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields, in the latter part of 1993 through the first part of 1994. As shown on the consolidated average balance sheet (page 16), average tax-exempt securities in the first nine months of 1994 are nearly double the average during first nine months 1993. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at September 30, 1994, were $20.0 million, down $11.1 million from year-end and down $62.6 million from a year ago. The decline since September 30, 1993 was partially in response to the strong loan demand experienced in 1993 and 1994. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

     One Valley's investments have been limited to traditional investment securities and the company does not currently have any investments in derivative instruments. However, One Valley continually evaluates all investment alternatives in its management of interest rate risk and asset/liability structure.

Liability Structure

     Total deposits decreased $18.5 million or 0.6% from the level at year-end and decreased $8.8 million or 0.3% since September 30, 1993. Non-interest deposits have increased by 3.8% from year-end, and have increased by 8.4% since September 30, 1993. Interest bearing deposits at September 30, 1994, however, decreased $34.4 million or 1.4% from year-end and $42.0 million or 1.7% from one year ago. While One Valley has increased its customer base, as shown by the increase in non-interest bearing deposits, because of the low interest rate environment deposit customers are shortening the maturities of their interest-bearing deposit reinvestments and seeking higher yielding non-traditional investment alternatives. One Valley continues to market alternative products to meet the changing needs of its customers in order to expand its customer base. In October 1994, One Valley initiated a new series of checking products which offer lifestyle benefits to the customer. It is anticipated that increased non-interest expenses due to advertising and other costs of the product will be offset by increased service charge revenue and decreases in operating costs associated with a reduction in the number of nominally funded deposit accounts.

     Total short-term borrowings increased $93.6 million or 42.8% from the year-end level, and $85.1 million or 37.5% from the level at September 30, 1993. Due to increased loan demand and declines in total deposits, One Valley's short-term borrowings have increased to fund the loan growth. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, and short-term credit line advances can fluctuate significantly depending upon the customers' cash needs and the interest rate environment.

     Long-term borrowings increased $1.7 million or 7.4% since year-end 1993 but decreased $14.4 million or 37.0% since September 30, 1993. During the latter part of 1993, One Valley paid-off $10.0 million of debt incurred in the purchase of its headquarters, and $1.2 million of debt incurred in the purchase of an affiliate, and another $5.1 million in Federal Home Loan Bank
(FHLB) advances which were incurred to fund investments in mortgage backed securities. In the third quarter of 1994, One Valley paid-off an additional $3.0 million in FHLB advances. The $24.5 of long-term borrowings at September 30, 1994 principally consisted of FHLB advances used to fund mortgage backed investments and loans. Approximately, $5.0 million of these advances mature in the remaining quarter of 1994, $11.5 mature in 1995, and another $5.0 million mature in 1996. Proceeds from maturing investments will be used to meet the demands for maturing FHLB advances.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio has increased since year-end. At September 30, 1994, the ratio was 8.82% compared to 8.69% at December 31, 1993, and 8.55% one year ago. Due to strong earnings the ratio has steadily increased. One Valley's cash dividends totaling $0.69 per share through the first nine months of 1994, were up 11.3 % over the $0.62 per share in dividends during the same period in 1993. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a stable equity-to-asset ratio benefiting both the investor and the depositors of the local community.

     During the second and third quarters, One Valley repurchased 249,500 shares of its common stock in the open market as part of a 400,000 share repurchase plan authorized by One Valley's board of directors in April 1994. Additional purchases as part of this plan or in conjunction with the previously announced Point Bancorp acquisition (see page 17) will depend upon market conditions.

     One Valley's risk based capital ratio at September 30, 1994 was 14.7%, well above the 8.0% required, while its Tier I capital ratio was 13.5%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.7% compared to a regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                For The Nine Months
                                                   Ended September 30                  Ended September 30
                                                    1994        1993                    1994        1993
Allowance For Loan Losses
   Balance, Beginning of Period                    $37,572     $37,029                 $36,484     $35,680
   Loan Losses                                       1,908       1,921                   4,233       4,746
   Loan Recoveries                                     801         766                   1,822       1,825
                                              ------------------------            ------------------------
      Net Charge-offs                                1,107       1,155                   2,411       2,921
   Provision For  Loan Losses                        1,185       1,406                   3,577       4,521
                                              ------------------------            ------------------------
   Balance, End of Period                          $37,650     $37,280                 $37,650     $37,280
                                              ========================            ========================

Total Loans, End of Period                                                          $2,317,995  $2,129,214
Allowance For Loan Losses As a % of Total Loans                                           1.62        1.75
                                                                                  ========================

Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                                    $7,695     $10,644
   Foreclosed Properties                                                                 1,503       6,711
   Restructured Loans                                                                      593         237
                                                                                  ------------------------
   Total Non-Performing Assets                                                          $9,791     $17,592
                                                                                  ========================

Non-Performing Assets As a % of  Total Loans                                              0.42        0.83

Loans Past Due Over 90 Days                                                             $3,656      $4,080
Loans Past Due Over 90 Days As a % of Total Loans                                         0.16        0.19

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                          Three Months Ended September 30                 Nine Months Ended September 30
                                            1994                    1993                    1994                    1993
                                      Amount   Yield/Rate     Amount   Yield/Rate     Amount   Yield/Rate    Amount   Yield/Rate
                                                 (pct.)                  (pct.)                  (pct.)                  (pct.)
Assets
Loans
   Taxable                          $2,231,477    8.66      $2,053,742    8.73      $2,172,876    8.54      $2,005,789   8.92
   Tax-Exempt                           35,011   10.51          35,390   10.43          34,102   10.42          30,411  10.31
                                  ------------            ------------            ------------            ------------
      Total                          2,266,488    8.69       2,089,132    8.76       2,206,978    8.57       2,036,200   8.94
   Less: Allowance for Losses           37,982                  37,621                  37,347                  36,838
                                  ------------            ------------            ------------            ------------
      Net Loans                      2,228,506    8.84       2,051,511    8.92       2,169,631    8.72       1,999,362   9.11
Securities
   Taxable                             870,093    5.60         968,140    5.65         890,871    5.51         977,910   5.83
   Tax-Exempt                          181,935    8.70         105,487    9.99         175,010    8.87          91,743  10.44
                                  ------------            ------------            ------------            ------------
      Total                          1,052,028    6.14       1,073,627    6.08       1,065,881    6.07       1,069,653   6.23
Federal Funds Sold & Other              29,299    3.45          85,653    3.12          32,179    3.11         105,219   3.14
                                  ------------            ------------            ------------            ------------
   Total Earning Assets              3,309,833    7.93       3,210,791    7.82       3,267,691    7.80       3,174,234   7.94
Other Assets                           264,338                 276,532                 261,921                 270,367
                                  ------------            ------------            ------------            ------------
   Total Assets                     $3,574,171              $3,487,323              $3,529,612              $3,444,601
                                  ============            ============            ============            ============


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                         $2,497,186    3.36      $2,501,824    3.54      $2,515,463    3.33      $2,489,246   3.70
   Short-term Borrowings               281,704    3.86         218,107    2.87         231,063    3.22         207,568   3.00
   Long-term Borrowings                 25,160    3.86          35,999    6.35          22,526    4.62          37,244   6.54
                                  ------------            ------------            ------------            ------------
      Total Interest
         Bearing Liabilities         2,804,050    3.42       2,755,930    3.52       2,769,052    3.33       2,734,058   3.69
Non-interest Bearing Deposits.         423,161                 406,494                 417,408                 391,689
Other Liabilities                       29,272                  26,674                  28,508                  27,092
                                  ------------            ------------            ------------            ------------
   Total Liabilities                 3,256,483               3,189,098               3,214,968               3,152,839
Shareholders' Equity                   317,688                 298,225                 314,644                 291,762
                                  ------------            ------------            ------------            ------------
   Total Liabilities & Equity       $3,574,171              $3,487,323              $3,529,612              $3,444,601
                                  ============            ============            ============            ============

Interest Income To Earning Assets                 7.93                    7.82                    7.80                   7.94
Interest Expense To Earning Assets                2.90                    3.02                    2.82                   3.17
                                                ------                  ------                  ------                 ------
Net Interest Margin                               5.03                    4.80                    4.98                   4.77
                                                ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 5.     Acquisition of Point Bancorp, Inc.

     On September 2, 1994, One Valley Bancorp and Point Bancorp, Inc. announced that they had entered into a definitive agreement providing for One Valley to acquire Point Bancorp, a savings and loan holding company. Under the terms of the agreement, One Valley will exchange 0.6 shares of One Valley's common stock plus cash of $7.10 for each share of Point Bancorp's common stock outstanding. The transaction will be accounted for as a purchase and is subject to, among other things, approval by regulatory authorities and the stockholders of Point Bancorp. One Valley intends to purchase, in the open market, an equivalent number of shares to that which will be issued for the consumation of the transaction. One Valley expects the acquisition to be completed by early 1995.

     At June 30, 1994, Point Bancorp assets totaled $57 million, deposits totaled $43 million and loans and mortgage-backed securities totaled $31 million. The company, which earned $254 thousand during the first six months of 1994, owns Point Pleasant Federal Savings Bank which operates two offices in Point Pleasant, West Virginia.

Item 6.  Exhibits and Reports on Form 8-K

  a.)  Exhibits

   11.  Statement of Computation of Earnings per Share - page 19 attached
   27.  Financial Data Shedule - electronic copy only

  b.)  Reports on Form 8-K

   None filed.

One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information (con't)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


One Valley Bancorp of West Virginia, Inc.

DATE   November 7, 1994

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