Form 10-K
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1995-03-29
CIK 351616

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                      FORM 10-K

[check mark]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended  DECEMBER 31, 1994
                                 OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from     to     .

                           Commission file number  0-10042

                     One Valley Bancorp of West Virginia, Inc.
              (Exact name of registrant as specified in its charter)


         West Virginia                                         55-0609408
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

124 Total Pages                                              Continued...

	State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

Aggregate of market value of voting stock  Based upon reported closing price on

		$365,570,407				March  7, 1995


	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

	Class				   Outstanding at March 7, 1995

Common Stock ($10.00 par value)                        17,004,868


                        DOCUMENTS INCORPORATED BY REFERENCE

	The following lists the documents which are incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the documents are incorporated.



          Document                          Part of the Form 10-K into which the
                                                   Document is Incorporated


Portions of One Valley Bancorp of West    Part I, Item 1; Part II, Items 5, 6, 7
Virginia, Inc., 1994 Annual Report to     and 8; Part III, Item 13; and Part
Shareholders for the year ended           IV, Item 14
December 31, 1994

Portions of One Valley Bancorp of West    Part III, Items 10, 11, 12 and 13
Virginia, Inc., Proxy Statement for the
1995 Annual Meeting of Shareholders

                     One Valley Bancorp of West Virginia, Inc.
                                      Form 10-K

                                        INDEX


                                                                            Page

Part	I
	Item  1.	Business .........................................      4
	Item  2.	Properties  ......................................     15
	Item  3.	Legal Proceedings ................................     16
	Item  4.	Submission of Matters to a Vote of Security Holders    16
	Item  4A.	Executive Officers of the Registrant .............     16

Part	II
	Item  5.	Market for the Registrant's Common Equity and
			  Related Stockholder Matters ....................     19
	Item  6.	Selected Financial Data ..........................     19
	Item  7.	Management's Discussion and Analysis of Financial
			  Condition and Results of Operations ............     19
	Item  8.	Financial Statements and Supplementary Data  .....     19
	Item  9.	Changes in and Disagreements with Accountants on
			  Accounting and Financial Disclosure ............     20

Part	III
	Item 10.	Directors and Executive Officers of the Registrant     21
	Item 11.	Executive Compensation ...........................     21
	Item 12.	Security Ownership of Certain Beneficial Owners and
			  Management .....................................     21
	Item 13.	Certain Relationships and Related Transactions ...     21

Part	IV
	Item 14.	Exhibits, Financial Statement Schedules,
			  and Reports on Form 8-K ........................     22

Signatures  		                                                       24

Index to Exhibits  		                                               28

                                       PART I

Item 1.	Business


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

	As of December 31, 1994, One Valley owned eleven operating banking subsidiaries (the "Banking Subsidiaries") including: One Valley Bank, National Association; One Valley Bank of Huntington, Inc.; One Valley Bank of Mercer County, Inc.; One Valley Bank - East, National Association; One Valley Bank of Oak Hill, Inc.; One Valley Bank of Ronceverte, National Association; One Valley Bank of Morgantown, Inc.; One Valley Bank of Summersville, Inc.; One Valley Bank - North, Inc.; One Valley Bank of Clarksburg, National Association; and One Valley Bank of Marion County, National Association. In addition, One Valley owns 100% of the outstanding stock of One Valley Square, Inc., a Texas corporation, which owns the office building in which One Valley Bank and One Valley are located. (All of these subsidiaries, including the Banking Subsidiaries, are collectively referred to as the "Subsidiaries".) One Valley's principal activities consist of owning and supervising its Subsidiaries. At December 31, 1994, One Valley had consolidated assets of $3,673,241,000, deposits of $2,926,479,000, and shareholders' equity of $321,867,000.

	One Valley has, from time to time, engaged in merger or acquisition discussions with other banks and financial institutions both within and outside of West Virginia, and it is anticipated that such discussions will continue in the future.


RECENT DEVELOPMENTS

	On September 2, 1994, One Valley announced the execution of an Agreement and Plan of Merger to acquire Point Bancorp, Inc. ("Point"). Point owns 100% of the outstanding shares of common stock of Point Pleasant Federal Savings Bank. The transaction was consummated on March 15, 1995. As of December 31, 1994 assets of Point were $57,063,000 and its deposits were $42,734,000. Following consummation of the Point acquisition, the name of the federal savings bank will be changed to One Valley Bank, F.S.B., and it will continue to be operated as a federally-chartered savings bank.


HISTORY OF THE BANKING SUBSIDIARIES

	One Valley Bank, the principal Banking Subsidiary of One Valley, was incorporated in 1867 as a state bank under the laws of West Virginia, with the name "The Kanawha Valley Bank". On February 10, 1975, Kanawha Valley Bank converted from a state bank to a national banking association, and on September 1, 1987, adopted its present corporate name. The other Banking Subsidiaries were incorporated or chartered as state or national banks in the years indicated in the chart below. In September 1987, One Valley adopted a common corporate identity, primarily to promote a single corporate image for One Valley's diverse banking operations.

			              Year in		Currently
	Name	                 Which Organized	Chartered As

One Valley Bank of			1911		State
  Morgantown

One Valley Bank of			1906		State
  Mercer County

One Valley Bank of			1904		State
  Oak Hill

One Valley Bank of			1956		State
  Huntington

One Valley Bank of			1900		National
  Ronceverte

One Valley Bank of			1910		State
  Summersville

			             Year in		Currently
	Name	                 Which Organized	Chartered As

One Valley Bank - East			1865		National

One Valley Bank of		        1903		National
  Clarksburg

One Valley Bank of Marion		1939		National
County

One Valley Bank - North		        1903		State


OPERATIONS OF THE BANKING SUBSIDIARIES

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

	Although the market areas of several of the Banking Subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the State which has been economically depressed, the coal-related loans in the loan portfolios of the Banking Subsidiaries constitute less than 5% of One Valley's total loans outstanding. Ten of the 23 counties within One Valley's market areas rank among the State's top ten counties in household income, and the Banking Subsidiaries generally serve the stronger economic areas of the State.

	The Banking Subsidiaries also offer services to customers at various locations within their service areas by use of automated teller machines ("ATMs"). The ATMs allow customers to make deposits and withdrawals at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at those locations. Customers of any Banking Subsidiary may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions nationwide. Customers of any of the Banking Subsidiaries may also make deposits or withdrawals at any of One Valley's 80 statewide main office and branch locations.

	As of March 1, 1995, One Valley and its Subsidiaries had approximately 1990 full-time equivalent employees.


LEGISLATION

	The 1980s was a period of significant legislative change in West Virginia for banks and bank holding companies. During the 1980s, West Virginia converted from a unit banking state to permit unlimited branch banking and the interstate acquisition of banks and bank holding companies on a reciprocal basis. Statewide unlimited branch banking commenced on and after January 1, 1987. Interstate banking activities became permissible on January 1, 1988. The entry by out-of-state bank holding companies is permitted only by the acquisition of an existing institution which has operated for two years prior to acquisition, but not by the chartering and acquisition of de novo banks in West Virginia by out-of-state bank holding companies or the establishment of branch banks across state lines (either de novo or by acquisition or merger).

	West Virginia also allows reciprocal interstate acquisitions by thrift institutions such as savings and loan holding companies, savings and loan associations, savings banks, and building and loan associations.

	Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") One Valley is subject to provisions which among other things create a so-called "cross guarantee" liability on the part of insured depository institutions which are "commonly controlled." This liability permits the Federal Deposit Insurance Corporation ("FDIC"), as receiver of a failed insured depository institution, to assert claims against other commonly controlled insured depository institutions for losses suffered or reasonably anticipated to be suffered by the FDIC with respect to such failed depository institution.

	In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. States are permitted: (i) to opt into interstate branch banking prior to June 1, 1997; (ii) to opt out of interstate bank branching prior to that date; (iii) to allow only acquisitions of branches; (iv) to opt into de novo interstate branch banking; and (v) to allow the acquisition of a branch of a bank without acquiring the bank itself. It is too early to determine what option(s), if any, will be adopted by the West Virginia Legislature.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

	In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal
Deposit Insurance Act and several other federal banking statutes.

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

	FDICIA directed that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly-traded shares and such other standards as the agency deems appropriate. In December, 1993, the FDIC adopted final rules to implement these provisions of FDICIA. The rules set forth general standards to be observed, but in most instances do not specify operating or managerial procedures to be followed. The Board of Governors of the Federal Reserve System ("Board of Governors") and the OCC are in the process of issuing rules implementing various aspects of FDICIA. At this time, One Valley believes that the rules will not have a material adverse effect on its operations.

	FDICIA also implemented a variety of other provisions that affected the operations of One Valley's Banking Subsidiaries, including additional reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.


COMPETITION

	Vigorous competition exists in all areas where One Valley and the Banking Subsidiaries are engaged in business. The primary market areas served by the Banking Subsidiaries are generally defined as West Virginia and certain adjoining areas in Kentucky, Maryland, Ohio, Pennsylvania and Virginia.

	For most of the services which the Banking Subsidiaries perform, they compete with commercial banks as well as other financial institutions. For instance, savings banks, savings and loan associations, credit unions, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, insurance companies, investment counseling firms and other business firms and individuals offer personal and corporate trust and investment counseling services. The opening of branch banks within One Valley's market areas has increased competition for the Banking Subsidiaries. Although the bank legislation has provided an opportunity for One Valley to acquire banking subsidiaries in other attractive banking areas of the State, it has increased competition for One Valley in its market areas, and, with reciprocal interstate banking, One Valley faces additional competition in efforts to acquire other subsidiaries throughout West Virginia and in neighboring states. The Riegle- Neal Interstate Banking and Branching Efficiency Act will also increase competition among banks. With its acquisition of Point, One Valley gained the ability to engage in interstate branching on a nationwide basis through that subsidiary.

	Until 1993, the various banks and bank-holding companies operating in West Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. During 1993, Banc One Corp., one of the largest bank holding companies in the United States, consummated its acquisition of Key Centurion Bancshares Inc., and Huntington Bankshares Incorporated consummated its acquisitions of Commerce Banc Corporation and CB&T Financial Corp. It is anticipated that other large out-of-state banks will, over time, expand their operations into West Virginia. While One Valley believes that it can compete effectively with out-of-state banks, One Valley will face larger competitors which have access to increased capital resources and which have relatively sophisticated bank holding companies and marketing structures in place.

	As of December 31, 1994, there were 16 multi-bank holding companies and 33 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking"). These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Banking Subsidiaries in their market areas. One Valley has actively competed with some of these bank holding companies to acquire its Banking Subsidiaries.

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

	One Valley is required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 20% of the total deposits of all depository institutions in the State of West Virginia. The total deposits of the Banking Subsidiaries were approximately 15% of the total deposits in the State of West Virginia.


BANKING SUBSIDIARIES

	The Banking Subsidiaries are subject to FDIC deposit insurance assessments. The FDIC set an assessment rate for the Bank Insurance Fund ("BIF") of 0.23% which became effective on July 1, 1991. It has recently been proposed by the FDIC that the BIF assessment rate should be substantially decreased, however it is uncertain whether that proposal will utimately be adopted. It is also possible, but less likely, that BIF insurance assessments will be increased. A large special assessment or substantial increase in the assesment rate could have an adverse impact on One Valley's results of operations.

	The operations of the Banking Subsidiaries are subject to federal and state statutes, which apply to national and state banks.
The operations of the Banking Subsidiaries may also be subject to regulations of the OCC, the Board of Governors, the Board of Banking and the FDIC. Following the acquisition of Point Bancorp, Inc., the operations of the federal savings bank will continue to be subject to regulation by the Office of Thrift Supervision and its deposits will be insured by the Savings Association Insurance Fund ("SAIF"). It is anticipated the SAIF insurance assessment will remain at 0.23%.

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

CAPITAL REQUIREMENTS

  The Board of Governors has issued risk-based capital guidelines for bank holding companies, including One Valley. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and leverage ratio test on a consolidated basis. The risk- based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. All of One Valley's Banking
Subsidiaries are subject to substantially similar capital requirements adopted by applicable regulatory agencies.

  Generally, under the applicable guidelines, the financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill and certain other intangible assets. Bank holding companies, however, may include cumulative perpetual preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. "Total capital" is the sum of Tier 1 and Tier 2 capital.

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

  As of December 31, 1994, the Tier 1 risk-based ratio, total risk-based ratio and total assets leverage ratio for One Valley were as follows:

                        	Regulatory
                          	Requirement	     One Valley
Tier 1 Risk-Based Ratio		4.00%			14.21%
Total Risk-Based Ratio		8.00%			15.46%
Total Assets Leverage Ratio     3.00%			8.80%

  As of December 31, 1994 all of One Valley's Banking Subsidiaries had capital in excess of all applicable requirements.

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

GOVERNMENTAL POLICIES

	In addition to the effect of general economic conditions, the earnings and future business activities of the Banking Subsidiaries, both members and non- members of the Federal Reserve, are affected by the fiscal and monetary policies of the federal government and its agencies, particularly the Board of Governors. The Board of Governors regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Board of Governors include setting the reserve requirements of member banks, establishing the discount rate on member bank borrowings and conducting open market operations in United States government securities to exercise control over the supply of money and credit.

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


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

	Statistical disclosures required by bank holding companies are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages six through 22 of One Valley's 1994 Annual Report to Shareholders for the fiscal year ended December 31, 1994. That information is incorporated herein by reference.


Item 2.	Properties

ONE VALLEY AND ONE VALLEY BANK

	One Valley Bank owns the site of One Valley Bank's current banking quarters, One Valley Square in the City of Charleston, West Virginia. This property is leased by One Valley Bank to One Valley Square, Inc. One Valley Square, Inc., constructed a fifteen story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet. In addition, One Valley Bank subleases a portion of the seventh floor to others. One Valley also conducts its operations from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. Upon expiration of the land lease, all improvements will revert to the owner of the land. One Valley Bank also conducts operations at its operations center, also located in Charleston, and at 21 branch locations throughout Kanawha, Putnam, Jackson, and Wood Counties.


OTHER AFFILIATE BANKS

	The properties owned or leased by the other Banking Subsidiaries consist generally of 11 main bank offices, related drive-in facilities, 47 branch offices and such other properties as are necessary to house related support activities of those banks. All of the properties of the Banking Subsidiaries are suitable and adequate for their current operations and are generally being fully utilized.


Item 3.	Legal Proceedings

	Various legal proceedings are presently pending to which the Banking Subsidiaries are parties; however, these proceedings are ordinary routine litigation incidental to the business of the Banking Subsidiaries. There are no material legal proceedings pending or threatened against One Valley or its Subsidiaries.


Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 4A.	Executive Officers of the Registrant

	The executive officers of One Valley are:

        Name	       Age	Banking Experience and Qualifications

Robert F. Baronner	68	1991 to Present, Chairman of the Board,
		                One Valley.  1971 to 1991, One Valley
		                Bank. Previously, President and Chief
		                Executive Officer, One Valley.

J. Holmes Morrison	54	1967 to present, One Valley Bank. Vice
		                President and Trust Officer, 1970; Senior
		                Vice President and Senior Trust Officer,
		                1978; Executive Vice President, 1982;
		                President and Chief Operating Officer,
		                1985; President and Chief Executive
		                Officer, 1988; Chairman of the Board,
		                1991. Vice President, One Valley, 1982;
		                Senior Vice President, One Valley, 1984;
		                Executive Vice President, One Valley,
	                  	1990; President and Chief Executive
		                Officer, One Valley, 1991.

Phyllis H. Arnold	46	1973-1979, One Valley Bank.  Credit
		                Officer, 1974-1977; Vice President, 1977-
	                   	1979. West Virginia State Banking
		                Commissioner, 1979-1983. Executive
		                Vice President, One Valley Bank, 1988;
	                  	President and Chief Executive Officer,
	                  	One Valley Bank, 1991; Executive Vice
		                President, One Valley, 1994.

Frederick H. Belden, Jr. 56	1968 to present, One Valley Bank. Senior
	                   	Vice President and Senior Trust Officer,
	                	1982; Executive Vice President, 1986.
		                Executive Vice President, One Valley,
	                    	1994.

James L. Whytsell	55	1959 to present, One Valley Bank. Senior
		                Vice President, 1977; Executive Vice
		                President, 1986. Senior Vice President,
		                One Valley, 1986. Data Processing.

Laurance G. Jones	48	1969 to present, One Valley Bank.
		                Controller, 1971; Vice President,
		                Controller and Treasurer, 1979; Senior
		                Vice President, 1980; Executive Vice
	                   	President, 1992. Treasurer, One
                   		Valley, 1981; Treasurer and Chief
                  		Financial Officer, One Valley, 1984;
		                Executive Vice President, One Valley,
	                  	1994. Finance and Accounting.

Brent D. Robinson	47	1978 to 1994, Mountaineer Bankshares,
                  		Inc. and its predecessors.  Executive Vice
		                President, One Valley, 1994.

James A. Winter	       42	1975 to present, One Valley Bank.  Vice
		                President, Controller and Assistant
		                Treasurer, 1982.  Senior Vice President,
		                1991; Vice President and Chief
	                  	Accounting Officer, One Valley, 1989.

                                 PART II

Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters

	During 1994, One Valley Common Stock was traded over the counter by Merrill Lynch, Pierce, Fenner & Smith, Inc.; Keefe, Bruyette & Woods, Inc.; Robinson-Humphrey Co. Inc.; Legg, Mason, Wood, Walker, Inc.; Wheat First Securities, Inc.; Rothschild, Inc.; Herzog, Heine, Geduld, Inc.; Mayer & Schweitzer, Inc.; McDonald & Company Sec., Inc.; and Sandler O'Neill & Partners. At March 7, 1995, the total number of holders of One Valley Common Stock was approximately 8,400, including shareholders of record and shares held in nominee name. The information set forth in paragraphs number two and three in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 18 of One Valley's 1994 Annual Report to Shareholders is incorporated herein by reference.

	Notes M and Q of Notes to the Consolidated Financial Statements appearing at pages 38 and 40 of One Valley's 1994 Annual Report to Shareholders are incorporated herein by reference. Table 1 "Six-Year Selected Financial Summary" on page six of One Valley's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 6.     Selected Financial Data

	Table 1 "Six-Year Selected Financial Summary" on page six of One Valley's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

	The information contained on pages six through 22 of One
Valley's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

	The information contained on pages 23 through 40 of One Valley's 1994 Annual Report to Shareholders is incorporated herein by reference. See Item 14 for additional information regarding the financial statements. The report of Crowe, Chizek and Company, independent auditors of Mountaineer Bankshares of W.Va., Inc., and subsidiaries, for the years ended December 31, 1993 and 1992, is included as Exhibit 99.2 and incorporated herein by reference.

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

	None.

                              PART III


Item 10.     Directors and Executive Officers of the Registrant

	The information set forth in the sections captioned "Election of Directors", "Management Nominees to the Board of One Valley", "Directors Continuing to Serve Unexpired Terms," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages two through six and page 19 of One Valley's definitive Proxy Statement dated March 20, 1995, is incorporated herein by reference. Reference is also made to the information concerning One Valley's executive officers provided in Part I, Item 4A, of this report.


Item 11.     Executive Compensation

	The information set forth in the sections captioned "Executive Compensation", "Change of Control Agreements", and "Compensation of Directors" on pages 12 through 15 and page 19 of One Valley's definitive Proxy Statement dated March 20, 1995, is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management.

	The information set forth in the sections captioned "Principal Holders of Voting Securities" and "Ownership of Securities by Directors, Nominees and Officers" on pages eight through 11 of One Valley's definitive Proxy Statement dated March 20, 1995, is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

	The information set forth in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee Interlocks and Insider Participation" on page 19 of One Valley's definitive Proxy Statement dated March 20, 1995, and Note E of the Notes to the Consolidated Financial Statements appearing at page 32 of One Valley's 1994 Annual Report to Shareholders is incorporated herein by reference.

                                  PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K


	                                        	1994 Annual Report
		                                          to Shareholders
	Index	                                                Page(s)


(a) 1.	Financial Statements

Consolidated Financial Statements
of One Valley Bancorp of West Virginia,
Inc. incorporated by reference in Part II,
Item 8 of this report.

   Report of Independent Auditors	                          23

   Consolidated Balance Sheets at                              	  24
   December 31, 1994 and 1993

   Consolidated Statements of Income	                          25
   for the years ended December 31,
   1994, 1993 and 1992

   Consolidated Statements of Share-	                          26
   holders' Equity for the years ended
   December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows	                  27
   for the years ended December 31, 1994,
   1993 and 1992

   Notes to Consolidated Financial	                       28-40
   Statements

   Report of Crowe, Chizek and Company,          	Exhibit 99.2
   independent auditors of Mountaineer Bankshares       (Form 10-K)
   of W.Va., Inc., and subsidiaries, for the years ended
   December 31, 1993 and 1992

(a) 2.   Financial Statement Schedules

        All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes thereto.

(a) 3.	Exhibits required to be Filed by Item 601 of 	Page(s)
	Regulation S-K and  Item 14(c) of Form 10-K	Form 10-K

	See Index to Exhibits                              28

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


March 21, 1995


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

            Signature                   Title               Date

   /s/ Phyllis H. Arnold        Director	        March 22, 1995
   PHYLLIS H. ARNOLD


   /s/ Charles M Avampato       Director	        March 21, 1995
   CHARLES M. AVAMPATO


   /s/ Robert F. Baronner       Chairman of the Board	March 21, 1995
   ROBERT F. BARONNER

   /s/ C. Michael Blair		Director	         March 21, 1995
   C. MICHAEL BLAIR

   /s/ James K. Brown		Director	         March 21, 1995
   JAMES K. BROWN


   /s/ John T. Chambers		Director	         March 21, 1995
   JOHN T. CHAMBERS


   /s/ Nelle Ratrie Chilton     Director	         March 21, 1995
   NELLE RATRIE CHILTON


		                Director	         March __, 1995
   RAY M. EVANS, JR.


		                Director	         March __, 1995
   JAMES GABRIEL


   /s/ Phillip H. Goodwin	Director	         March 21, 1995
   PHILLIP H. GOODWIN


		                Director	         March __, 1995
   THOMAS E. GOODWIN


		                Director	         March __, 1995
   CECIL B. HIGHLAND, JR.


   /s/ Laurance G. Jones	Treasurer and Chief	 March 20, 1995
   LAURANCE G. JONES		Financial Officer
	                	(Principal Financial
		                Officer)


   /s/ Robert E. Kamm, Jr.	Director	         March 22, 1995
   ROBERT E. KAMM, JR.


   /s/ David E. Lowe		Director	         March 21, 1995
   DAVID E. LOWE

                   		Director	         March __, 1995
   JOHN D. LYNCH

   /s/ Edward H. Maier		Director	         March 21, 1995
   EDWARD H. MAIER


   /s/ J. Holmes Morrison	Chief Executive Officer, March 21, 1995
   J. HOLMES MORRISON		Director and President


		                Director	         March __, 1995
   CHARLES R. NEIGHBORGALL, III


   /s/ Robert O. Orders, Sr.	Director	         March 21, 1995
   ROBERT O. ORDERS, SR.


   /s/ John L. D. Payne		Director	         March 21, 1995
   JOHN L. D. PAYNE


   /s/ Angus E. Peyton		Director	         March 21, 1995
   ANGUS E. PEYTON


		                Director	         March __, 1995
   LACY I. RICE, JR.


   /s/ Brent D. Robinson	Director	         March 22, 1995
   BRENT D. ROBINSON


		                Director	         March __, 1995
   JAMES W. THOMPSON


		                Director	         March __, 1995
   J. LEE VAN METRE, JR.

		                Director	         March __, 1995
   RICHARD B. WALKER


		                Director               	March __, 1995
   H. BERNARD WEHRLE, III


   /s/ John H. Wick, III	Director	        March 21, 1995
   JOHN H. WICK, III


   /s/ Thomas D. Wilkerson	Director	        March 21, 1995
   THOMAS D. WILKERSON


   /s/ James A. Winter		Vice President and 	March 21, 1995
   JAMES A. WINTER		Chief Accounting
		                Officer (Principal
		                Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit No. Description:

(3)		Articles of Incorporation and Bylaws

Exhibit 3.1 	Articles of Incorporation of One Valley, filed as part of One
                Valley's 1981 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.2 	Articles of Amendment of One Valley dated July 17, 1981,
                filed as part of One Valley's 1981 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.3 	Articles of Amendment of One Valley dated December 3,
                1982, filed as part of One Valley's 1982 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.4 	Articles of Amendment of One Valley dated May 6, 1986, filed as part of One Valley's Registration Statement on Form S-4, Registration No. 33-5737, May 15, 1986, and incorporated herein by reference.

Exhibit 3.5 	Articles of Amendment of One Valley dated May 19, 1988,
                filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 3.6 	Articles of Amendment of One Valley dated May 26, 1993,
                filed as part of One Valley's Registration Statement on Form S-4, Registration No. 33-50729, October 22, 1993, and incorporated herein by reference.

Exhibit 3.7 	Amendment to the Bylaws of One Valley dated April 26,
                1994, and a complete copy of One Valley's Bylaws as amended.

(10)		Material Contracts.

Exhibit 10.1 	Indemnity Agreement between Resolution Trust
                Corporation and One Valley, filed as part of One Valley's Registration Statement on Form S-2, Registration No. 33-43384, October 22, 1991, and incorporated herein by reference.

		Executive Compensation Plans and Arrangements.

Exhibit 10.2 	Agreement dated as of May 7, 1985, between One Valley and
                Thomas E. Goodwin, filed as part of One Valley's
                Registration Statement on Form S-4, Registration No. 2-99417, August 5, 1985, and incorporated herein by reference.


Exhibit 10.3 	Form of Change of Control Agreement between One Valley
                and 8 of its Executive Officers, dated as of January 1, 1987, filed as part of One Valley's 1986 Annual Report on Form 10-K and incorporated herein by reference.


Exhibit 10.4 	One Valley Bancorp of West Virginia, Inc., 1983 Incentive
                Stock Option Plan, as amended, filed as part of One Valley's Registration Statement on Form S-8, Registration No. 33-3570, July 2, 1990, and incorporated herein by reference.

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

(11)		Computation of Earnings Per Share -- found at page 47 herein.

(12)		Statement Re Computation of Ratios -- found at page 48 herein.

(13)		1994 Annual Report to Security Holders -- found at page 49
                herein.

(21)		Subsidiaries of Registrant -- found at page 97 herein.

(23.1)	        Consent of Ernst & Young, LLP -- found at page 98 herein.

(23.2) 	        Consent of Crowe, Chizek and Company -- found at page 99 herein.

(27)		Financial Data Statement -- Edgar filing only

(99.1)	        Proxy Statement for the 1995 Annual Meeting of One Valley __
                found at page 100 herein.

(99.2) 	        Report of Independent Auditors - Crowe, Chizek and Company --
                found at page 124 herein.