Form 10-Q
period 1995-03-31
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1995-05-15
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995

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


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995 was:


          Common Stock, $10.00 par value -- 17,409,250 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.  Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                        March 31    December 31   March 31
                                                                          1995         1994         1994
Assets
Cash and Due From Banks                                                 $136,845     $178,900     $133,732
Interest Bearing Deposits With Other Banks                                12,884        4,297        3,880
Federal Funds Sold                                                        15,850       24,875       38,359
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             165,579      208,072      175,971
Securities
   Available-for-Sale, at fair value                                     553,018      541,201      589,258
   Held-to-Maturity (Estimated Fair Value,
   March 31, 1995 - $432,575; December 31, 1994 - $422,381;
   March 31, 1994 - $457,032)                                            439,339      445,158      459,916
Loans
   Total Loans                                                         2,412,895    2,372,957    2,173,686
   Less: Allowance For Loan Losses                                        38,412       37,438       37,111
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,374,483    2,335,519    2,136,575
Bank Premises & Equipment - Net                                           82,741       82,853       82,317
Other Assets                                                              64,112       60,438       56,274
                                                                      ----------   ----------   ----------
   Total Assets                                                       $3,679,272   $3,673,241   $3,500,311
                                                                      ==========   ==========   ==========

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $391,908     $378,512     $434,096
   Interest Bearing                                                    2,645,060    2,547,967    2,532,265
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,036,968    2,926,479    2,966,361
Short-term Borrowings
   Federal Funds Purchased                                                11,055       53,145        9,306
   Repurchase Agreements and Other Borrowings                            234,054      322,194      163,206
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           245,109      375,339      172,512
Long-term Borrowings                                                      14,445       19,450       18,883
Other Liabilities                                                         37,902       30,106       30,351
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,334,424    3,351,374    3,188,107
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,959,750 shares at March 31, 1995;
      17,538,368 shares at December 31, 1994;
      17,525,688 shares at March 31, 1994;                               179,598      175,384      175,257
   Capital Surplus                                                        34,107       25,954       25,880
   Retained Earnings                                                     144,351      137,437      114,350
   Unrealized (Losses) on Securities Available-for-Sale,
      net of deferred taxes;                                              (2,337)      (6,535)        (154)
   Treasury Stock - 550,500 shares at March 31, 1995,
      533,500 shares at December 31, 1994;
      270,000 shares at March 31, 1994; at cost                          (10,871)     (10,373)      (3,129)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         344,848      321,867      312,204
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $3,679,272   $3,673,241   $3,500,311
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                     For The Three Months
                                                                                        Ended March 31
                                                                                       1995         1994
Interest Income
   Interest and Fees on Loans
      Taxable                                                                         $52,030      $44,371
      Tax-Exempt                                                                          628          572
                                                                                     --------     --------
            Total                                                                      52,658       44,943
   Interest on Investment Securities
      Taxable                                                                          11,939       12,683
      Tax-Exempt                                                                        2,504        2,156
                                                                                     --------     --------
            Total                                                                      14,443       14,839
   Other Interest Income                                                                  200          344
                                                                                     --------     --------
            Total Interest Income                                                      67,301       60,126
Interest Expense
   Deposits                                                                            24,491       20,717
   Short-term Borrowings                                                                3,276        1,389
   Long-term Borrowings                                                                   228          245
                                                                                     --------     --------
      Total Interest Expense                                                           27,995       22,351
                                                                                     --------     --------
Net Interest Income                                                                    39,306       37,775
Provision For Loan Losses                                                               1,113        1,179
                                                                                     --------     --------
Net Interest Income
   After Provision For Loan Losses                                                     38,193       36,596
Other Income
   Trust Department Income                                                              1,904        2,012
   Service Charges on Deposit Accounts                                                  3,166        2,609
   Real Estate Loan Processing & Servicing Fees                                         1,115        1,418
   Other Service Charges and Fees                                                       1,085        1,150
   Other Operating Income                                                               1,787        1,710
   Securities Transactions                                                                  7          197
                                                                                     --------     --------
      Total Other Income                                                                9,064        9,096
Other Expenses
   Salaries and Employee Benefits                                                      16,443       15,928
   Occupancy Expense - Net                                                              1,528        1,561
   Equipment Expenses                                                                   2,144        2,058
   Federal Deposit Insurance                                                            1,658        1,661
   Outside Data Processing                                                              1,069          908
   Other Operating Expenses                                                             7,783        7,488
                                                                                     --------     --------
      Total Other Expenses                                                             30,625       29,604
                                                                                     --------     --------
Income Before Taxes                                                                    16,632       16,088
Applicable Income Taxes                                                                 5,344        5,257
                                                                                     --------     --------
Net Income                                                                            $11,288      $10,831
                                                                                     ========     ========

Net Income Per Common Share                                                             $0.66        $0.63
                                                                                     ========     ========

Based on Average Shares Outstanding of                                                 17,079       17,250

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                              Unrealized
                                                                                                              Gain (Loss)
                                                                                                             on Securities
                                                            Common       Capital     Retained     Treasury     Available
                                                             Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Three Months Ended March 31, 1995
   Net Income                                                     0            0       11,288            0            0
   Cash Dividends ($.25 per share)                                0            0       (4,374)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0        4,198
   Treasury Shares Purchased                                      0            0            0         (498)           0
   Stock Options Exercised                                       98           23            0            0            0
                                                           --------     --------     --------     --------     --------
Balance March 31, 1995                                     $179,598      $34,107     $144,351     ($10,871)     ($2,337)
                                                           ========     ========     ========     ========     ========


Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Three Months Ended March 31, 1994
   Net Income                                                     0            0       10,831            0            0
   Cash Dividends ($.22 per share)                                0            0       (3,795)           0            0
   Stock Options Exercised                                       89           50            0            0            0
                                                           --------     --------     --------     --------     --------
Balance March 31, 1994                                     $175,257      $25,880     $114,350      ($3,129)       ($154)
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                        For The Three Months
                                                                           Ended March 31
                                                                           1995         1994
Operating Activities
   Net Income                                                            $11,288      $10,831
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         1,113        1,179
         Depreciation                                                      1,926        1,742
         Amortization and Accretion                                          775          951
         Net Gains From Sales of Assets                                       (7)        (197)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (2,661)        (345)
            Accrued Interest Payable                                       1,123         (228)
            Other Assets and Other Liabilities                             6,117        5,000
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     19,674       18,933

Investing Activities
   Proceeds From Sales of Securities Available for Sale                   27,678       36,497
   Proceeds From Sales of Securities Held to Maturity                          0            0
   Proceeds From Maturities of Securities Available for Sale              67,391      106,584
   Proceeds From Maturities of Securities Held to Maturity                 6,191       22,758
   Purchases of Securities Available for Sale                            (66,225)    (101,567)
   Purchases of Securities Held to Maturity                                 (593)     (55,021)
   Net Increase In Loans                                                 (27,691)      (4,912)
   Purchases of Premises and Equipment                                    (1,231)      (3,826)
                                                                        --------     --------
            Net Cash Provided by Investing Activities                      9,974          513

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits       68,344       29,626
   Net Decrease in Federal Funds Purchased                               (42,090)      (4,706)
   Net Decrease in Other Short-term Borrowings                           (88,140)     (41,202)
   Proceeds From Long-term Borrowings                                          0        1,099
   Repayment of Long-term Debt                                            (5,505)      (5,004)
   Proceeds From Issuance of Common Stock                                    122          139
   Dividends Paid                                                         (4,374)      (3,795)
                                                                        --------     --------
            Net Cash Used in Financing Activities                        (72,141)     (23,843)
                                                                        --------     --------
Decrease in Cash and Cash Equivalents                                    (42,493)      (4,397)

Cash And Cash Equivalents at Beginning of Year                           208,072      180,368
                                                                        --------     --------
Cash And Cash Equivalents, March 31                                     $165,579     $175,971
                                                                        ========     ========

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

Note B - Accounting Change

Effective January 1, 1995, One Valley adopted the provisions of FASB Statement 114, "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement 118. Under Statement 114 a loan is impaired when, based on current information and events, it is probable that One Valley will be unable to collect all amounts due according to the contractual terms of a loan agreement. The effect of adopting this Statement was immaterial to One Valley's financial statements.

Note C - Acquisitions

At the close of business on March 15, 1995, One Valley acquired all of the outstanding stock of Point Bancorp, Inc., a $57 million Federal Savings Bank located in Point Pleasant, WV. Pursuant to the merger agreemnent, One Valley exchanged 0.6 shares of its common stock and $7.10 cash for each share of Point Bancorp common stock. A total of 411,602 shares were issued in this transaction. This combination was accounted for under the purchase method of accounting. Accordingly, consolidated results include the operations of Point Bancorp only from the date of acquisition.

One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 31, 1995

INTRODUCTION AND SUMMARY

  Net income for the first quarter of 1995 totaled $11.3 million, an increase of 4.2% over the $10.8 million earned in the same quarter of 1994. On a per share basis, net income of $0.66 for the first quarter of 1995 increased 4.8% over the $0.63 earned during the same period in 1994. The improvement in earnings during the quarter can be attributed, in part, to an increase in net interest income.

  Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.25% in the first three months of 1995, a slight increase over the 1.24% earned during the first three months of 1994. Return on average equity (ROE) decreased slightly, from 14.00% for the first three months of 1994 to 13.75% earned over the first three months of 1995.

  The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1995. This discussion should be read in conjunction with the 1994 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

  Net interest income for the three months ended March 31, 1995, was $41.0 million on a fully tax-equivalent basis, a 4.5% increase from the $39.2 million earned during the same period in 1994. This increase is largely due to a $222.6 million, or 10.3% increase in average total loans during the first quarter comparison. Average earning assets increased by 2.9% in the first three months of 1995 over the same period in 1994, while average interest bearing liabilities increased by 4.4% in the same comparison. Both total interest income and total interest expense increased from the prior year due to the increases in volume and the rising interest rate environment. However, since the growth in loans, One Valley's highest yielding asset, outpaced the growth in average interest bearing liabilities, net interest income also increased.

  As the interest rate environment rose during 1994, the yield on earning assets and the costs of interest bearing liabilities increased at similar rates. As shown in the consolidated average balance sheets (page 16), the yield on earning assets, increased 68 basis points to 8.36% in the first three months of 1995 from 7.68% in the first three months of 1994. During the same period, the cost of interest bearing liabilities increased 66 basis points to 3.96% from last year's 3.30% level. Due to the higher volume of earning assets over interest bearing liabilities, the net interest margin increased to 4.96% during the first three months of 1995, compared to 4.88% during the first three months of 1994. At March 31, 1995, One Valley's asset/liability structure was somewhat asset sensitive in the six month time frame. Thus, an increase in market interest rates would tend to increase One Valley's net interest margin.

Credit Experience

  The provision for loan losses was $1.1 million for the three months ended March 31, 1995, a 5.6% decline from the $1.2 million provision during the first three months of 1994. The decline in the provision for loan losses is primarily due to the continued improvement in the quality of the loan portfolio. As a percentage of average total loans, the provision for loan losses through the first three months of 1995 was 0.19% annualized compared to 0.22% in the first three months of 1994. Net charge-offs as a percentage of average total loans in the first three months of 1995 also decreased to 0.06% on an annualized basis, down from an annualized 0.10% during the first three months of 1994.

  Total non-performing assets at March 31, 1995, were 0.44% of period-end loans, a slight increase from the 0.41% at year-end 1994 but a decline from the 0.53% at March 31, 1994. At March 31, 1995, loans past due over 90 days were 0.13% of outstanding loans, a decrease from the 0.16% at year-end 1994, but equal to the 0.13% level at March 31, 1994. The dollar amounts of both non-performing assets and loans past due over 90 are detailed in the analysis on page 15.

  With the continued good credit quality of the loan portfolio, the allowance for loan losses decreased in relationship to the loan portfolio during 1994. At March 31, 1995, the allowance was 1.59% of outstanding loans, relatively unchanged from the 1.58% at year-end, but down from the 1.71% one year ago.

  On January 1, 1995, One Valley adopted the provisions of FASB Statement 114, "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement 118. Under Statement 114 a loan is impaired when, based on current information and events, it is probable that One Valley will be unable to collect all amounts due according to the contractual terms of a loan agreement. The effect of adopting this Statement was immaterial to One Valley's financial statements.

Non-Interest Income and Expense

  Total non-interest income was $9.1 million through the first three months of 1995, consistent with non-interest income earned during the same period in 1994. Trust income decreased by 5.4% from the first three months of last year. Service charges on deposit accounts increased by 21.3% in the first three month comparisons due to increases in the customer base and new product fees introduced in the fourth quarter of 1994. Real estate loan processing and service fees declined by 21.4% when compared to the first quarter of 1994. Recent increases in interest rates have reduced the volume of loan originations and consequently fees from the origination and sale of loans in the secondary market have decreased.

  Total non-interest expense was $30.6 million during the three months ended March 31, 1995, up 3.4% over the same period in 1994. Staff costs rose 3.2% in 1995 when compared to 1994, reflecting salary and benefit increases. Occupancy expense decreased by 2.1% in the first quarter of 1995 due to synergies realized from branch closings in 1994 as part of the Mountaineer Bankshares merger. Equipment expenses increased by 4.2%, due to an increase in depreciation resulting from additional equipment. Outsourcing data processing expense increased 17.7% over the same period in 1994, due to the conversion costs related to banks acquired in 1994. Other operating expenses increased 3.9% in the first quarter of 1995, largely due to expenses related to the new deposit products introduced in the fourth quarter of 1994. These expenses were partially offset by the increases in service charges discussed above.

  The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first three months of 1995 was 2.59%, up slightly from 2.55% during all of 1994 and up from the 2.56% during the first three months of 1994.
These increases in the first quarter of 1995 when compared to the first quarter of 1994 are largely due to the declines in non-interest income discussed above.

  Income tax expense increased by $87,000, or 1.7%, for the first three months of 1995 in comparison to 1994. The increase in taxes is a result of the 3.4% growth in pretax earnings. One Valley's effective income tax rate for the first three months of 1995 was 32.1% versus 32.7% for the same period last year largely due to increases in tax-exempt investments.

FINANCIAL CONDITION

Asset Structure

  Total loans continued to grow when compared to the first quarter of 1994. At March 31, 1995, total loans exceeded March 31, 1994, levels by 11.0% or $239.2 million The consolidated loan-to-deposit ratio has also increased to 78.2% at March 31, 1995, compared to 72.0% at March 31, 1994. Since year-end 1994, total loans have increased by 1.7% or $39.9 million. This increase in total loans has resulted from balanced growth in the three major loan categories; commercial, real estate, and consumer installment.

  Investment portfolio assets increased $6.0 million or 0.6% from the level at year-end but decreased $56.8 million or 5.4% from the level one year ago. Due to strong loan demand during 1994, growth in the investment portfolio has been relatively modest as One Valley has been able to place more of its investable funds into the higher yielding loan portfolio.

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

  Securities designated as available-for-sale at March 31, 1995, had an historical cost of $556 million, with an unrealized loss of approximately $3.9 million, which decreased shareholders' equity by $2.3 million, net of $1.6 million in deferred income taxes. At year-end December 31, 1994, and March 31, 1994, securities available-for-sale had an historical cost of $552 million and $590 million, with an unrealized loss of approximately $10.9 and $0.3 million, respectively. These unrealized losses decreased shareholders' equity by $6.5 and $0.2 million, net of $4.4 and $0.1 million in deferred taxes, respectively.

  In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1994. As shown on the consolidated average balance sheets (page 16), average tax-exempt securities in the first quarter of 1995 increased by 13.0% over the average first quarter 1994 level. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

  Federal funds sold at March 31, 1995, were $15.9 million, down $9.0 million from year-end and down $22.5 from one year ago. The decline since March 31, 1994, was partially in response to the strong loan demand experienced in 1994. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

  Total deposits increased $110.5 million or 3.8% from the level at year-end and increased $70.6 million or 2.4% since March 31, 1994. Non-interest deposits have increased by 3.5% from year-end, but have decreased by 9.7% since March 31, 1994. Interest bearing deposits at March 31, 1995, increased $97.1 million or 3.8% from year-end and $112.8 million or 4.5% from one year ago. The acquisition of Point Bancorp in the first quarter of 1995 contributed $42.2 million to the increase in interest-bearing deposits. In addition, due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. In the fourth quarter of 1994, One Valley introduced new checking products and continues to expand other products to attract new customers and to provide alternatives for current customers.

  Total short-term borrowings decreased $130.2 million or 34.7% from the year-end level, but increased $72.6 million or 42.1% from the level at March 31, 1994. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, and advances on credit lines available to the company can fluctuate significantly depending upon the customers' cash needs and the interest rate environment. The increase in short-term borrowings since the first quarter of 1994 is largely due to advances on credit lines used to fund the significant loan growth experienced during 1994.

  Long-term borrowings declined $5.0 million or 25.7% since year-end 1994 and $4.4 million or 23.5% since March 31, 1994. The decline since year-end 1994 was the result of $5.0 million pay down in long-term advances from the FHLB. The $14.4 million of long-term borrowings at March 31, 1995, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $6.5 million of these advances mature in 1995, and another $5.0 million mature in 1996.
Acquisitions

  On March 15, 1995, One Valley acquired all of the outstanding stock of Point Bancorp, Inc., a $57 million Federal Savings Bank located in Point Pleasant, WV. Pursuant to the merger agreement, One Valley exchanged 0.6 shares of its common stock and $7.10 for each share of Point Bancorp common stock. A total of 411,602 shares were issued in this trasaction. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results include the operations of Point Bancorp only from the date of acquisition.

Capital Structure and Liquidity

  One Valley's equity-to-asset ratio has increased since year-end. At March 31, 1995, the ratio was 9.37% compared to 8.76% at December 31, 1994, and 8.92% one year ago. This increase since year-end is primarily attributable to the issuance of common stock in the acquisition of Point Bancorp in March, 1995, further explained above.

  One Valley's cash dividend, totaling $0.25 per share in the first quarter of 1995, was up 13.6% over the $0.22 per share dividend during the same period in 1994. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at March 31, 1995 was 15.51%, well above the 8.0% required, while its Tier I capital ratio was 14.26%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.9% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

  The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries which, although restricted by banking regulations, are adequate to meet its cash needs.

  The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. As of March 31, 1995, One Valley held 550,500 shares of treasury stock, and is authorized to repurchase up to 621,100 in additional treasury shares. The timing of additional purchases, if any, will depend upon future market conditions.

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

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                 For The Three Months
                                                                    Ended March 31
                                                                    1995        1994
Allowance For Loan Losses
   Balance, Beginning of Period                                    $37,438     $36,484
   Loan Losses                                                       1,040       1,136
   Loan Recoveries                                                     666         584
                                                                   -------     -------
      Net Charge-offs                                                  374         552
   Provision For  Loan Losses                                        1,113       1,179
                                                                   -------     -------
   Balance, End of Period                                          $38,412     $37,111
                                                                   =======     =======

Total Loans, End of Period                                      $2,412,895  $2,173,686
Allowance For Loan Losses As a % of Total Loans                       1.59        1.71
                                                                ==========  ==========

Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                $8,891      $9,057
   Foreclosed Properties                                             1,301       2,237
   Restructured Loans                                                  415         323
                                                                   -------     -------
   Total Non-Performing Assets                                     $10,607     $11,617
                                                                   =======     =======

Non-Performing Assets As a % of Total Loans                           0.44        0.53

Loans Past Due Over 90 Days                                         $3,236      $2,727
Loans Past Due Over 90 Days As a % of Total Loans                     0.13        0.13

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                                                       Three Months Ended March 31
                                                                       1995                    1994
                                                                 Amount   Yield/Rate     Amount   Yield/Rate
                                                                          (pct.)                  (pct.)
Assets
Loans
   Taxable                                                      $2,345,268    9.00      $2,124,292   8.47
   Tax-Exempt                                                       35,052   11.18          33,381  10.69
                                                                ----------              ----------
      Total                                                      2,380,320    9.03       2,157,673   8.51
   Less: Allowance for Losses                                       37,810                  36,737
                                                                ----------              ----------
      Net Loans                                                  2,342,510    9.18       2,120,936   8.65
Securities
   Taxable                                                         799,511    5.97         913,767   5.55
   Tax-Exempt                                                      178,769    8.62         158,206   8.39
                                                                ----------              ----------
      Total                                                        978,280    6.46       1,071,973   5.97
Federal Funds Sold & Other                                          15,233    5.32          47,621   2.93
                                                                ----------              ----------
   Total Earning Assets                                          3,336,023    8.36       3,240,530   7.68
Other Assets                                                       265,948                 256,377
                                                                ----------              ----------
   Total Assets                                                 $3,601,971              $3,496,907
                                                                ==========              ==========


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                                                     $2,570,233    3.86      $2,522,167   3.33
   Short-term Borrowings                                           280,142    4.74         200,929   2.80
   Long-term Borrowings                                             15,208    6.08          22,470   4.42
                                                                ----------              ----------
      Total Interest
         Bearing Liabilities                                     2,865,583    3.96       2,745,566   3.30
Non-interest Bearing Deposits.                                     374,965                 409,719
Other Liabilities                                                   32,997                  32,148
                                                                ----------              ----------
   Total Liabilities                                             3,273,545               3,187,433
Shareholders' Equity                                               328,426                 309,474
                                                                ----------              ----------
   Total Liabilities & Equity                                   $3,601,971              $3,496,907
                                                                ==========              ==========

Interest Income To Earning Assets                                             8.36                   7.68
Interest Expense To Earning Assets                                            3.40                   2.80
                                                                            ------                 ------
Net Interest Margin                                                           4.96                   4.88
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

  b.)  Reports on Form 8-K

    March 15, 1995 - Acquisition of Point Bancorp, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            One Valley Bancorp of West Virginia, Inc.

DATE   May 12, 1995  I

                            BY  /s/J. Holmes Morrison
                                   J. Holmes Morrison
                                   President and
                                     Chief Executive Officer


                            BY  /s/Laurance G. Jones
                                   Laurance G. Jones
                                   Senior Vice President & Treasurer