Form 10-Q
period 1995-06-30
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1995-08-14
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1995

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


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995 was:


          Common Stock, $10.00 par value -- 17,299,857 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                        June 30    December 31    June 30
                                                                         1995         1994         1994
Assets
Cash and Due From Banks                                                 $144,337     $178,900     $129,555
Interest Bearing Deposits With Other Banks                                 8,485        4,297        3,518
Federal Funds Sold                                                        16,700       24,875        2,400
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             169,522      208,072      135,473
Securities
   Available-for-Sale, at fair value                                     544,570      541,201      615,737
   Held-to-Maturity (Estimated Fair Value,
   June 30, 1995 - $469,125; December 31, 1994 - $422,381;
   June 30, 1994 - $452,522)                                             465,004      445,158      462,665
Loans
   Total Loans                                                         2,438,786    2,372,957    2,241,449
   Less: Allowance For Loan Losses                                        38,642       37,438       37,572
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,400,144    2,335,519    2,203,877
Bank Premises & Equipment - Net                                           81,618       82,853       82,230
Other Assets                                                              63,033       60,438       55,713
                                                                      ----------   ----------   ----------
   Total Assets                                                       $3,723,891   $3,673,241   $3,555,695
                                                                      ==========   ==========   ==========

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $383,441     $378,512     $420,409
   Interest Bearing                                                    2,636,778    2,547,967    2,497,750
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,020,219    2,926,479    2,918,159
Short-term Borrowings
   Federal Funds Purchased                                                48,639       53,145       34,638
   Repurchase Agreements and Other Borrowings                            255,239      322,194      238,286
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           303,878      375,339      272,924
Long-term Borrowings                                                      11,440       19,450       27,477
Other Liabilities                                                         34,636       30,106       23,299
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,370,173    3,351,374    3,241,859
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,980,357 shares at June 30, 1995;
      17,538,368 shares at December 31, 1994;
      17,528,658 shares at June 30, 1994;                                179,804      175,384      175,287
   Capital Surplus                                                        34,244       25,954       25,915
   Retained Earnings                                                     152,323      137,437      122,624
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred taxes;                                               2,154       (6,535)      (2,929)
   Treasury Stock - 680,500 shares at June 30, 1995,
      533,500 shares at December 31, 1994;
      418,000 shares at June 30, 1994; at cost                           (14,807)     (10,373)      (7,061)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         353,718      321,867      313,836
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $3,723,891   $3,673,241   $3,555,695
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                             For The Three Months      For The Six Months
                                                                Ended June 30             Ended June 30
                                                              1995         1994         1995         1994
Interest Income
   Interest and Fees on Loans
      Taxable                                               $53,990      $45,776     $106,020      $90,147
      Tax-Exempt                                                626          553        1,254        1,125
                                                           --------     --------     --------     --------
            Total                                            54,616       46,329      107,274       91,272
   Interest on Investment Securities
      Taxable                                                12,701       11,974       24,641       24,657
      Tax-Exempt                                              2,502        2,841        5,006        4,997
                                                           --------     --------     --------     --------
            Total                                            15,203       14,815       29,647       29,654
   Other Interest Income                                        923          150        1,123          494
                                                           --------     --------     --------     --------
            Total Interest Income                            70,742       61,294      138,044      121,420
Interest Expense
   Deposits                                                  27,039       20,693       51,530       41,410
   Short-term Borrowings                                      3,198        1,432        6,476        2,821
   Long-term Borrowings                                         185          289          411          534
                                                           --------     --------     --------     --------
      Total Interest Expense                                 30,422       22,414       58,417       44,765
                                                           --------     --------     --------     --------
Net Interest Income                                          40,320       38,880       79,627       76,655
Provision For Loan Losses                                     1,113        1,213        2,226        2,392
                                                           --------     --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                           39,207       37,667       77,401       74,263
Other Income
   Trust Department Income                                    2,123        2,065        4,027        4,077
   Service Charges on Deposit Accounts                        3,568        2,977        6,734        5,586
   Real Estate Loan Processing & Servicing Fees               1,164        1,310        2,279        2,728
   Other Service Charges and Fees                             1,300        1,126        2,385        2,276
   Other Operating Income                                     1,811        3,333        3,598        5,043
   Securities Transactions                                       13         (504)          20         (307)
                                                           --------     --------     --------     --------
      Total Other Income                                      9,979       10,307       19,043       19,403
Other Expenses
   Salaries and Employee Benefits                            15,438       15,863       31,881       31,791
   Occupancy Expense - Net                                    1,572        1,393        3,100        2,954
   Equipment Expenses                                         2,263        2,071        4,407        4,129
   Federal Deposit Insurance                                  1,678        1,662        3,336        3,323
   Outside Data Processing                                    1,147        1,333        2,216        2,241
   Other Operating Expenses                                   8,654        7,750       16,437       15,238
                                                           --------     --------     --------     --------
      Total Other Expenses                                   30,752       30,072       61,377       59,676
                                                           --------     --------     --------     --------
Income Before Taxes                                          18,434       17,902       35,067       33,990
Applicable Income Taxes                                       6,137        5,853       11,481       11,110
                                                           --------     --------     --------     --------
Net Income                                                  $12,297      $12,049      $23,586      $22,880
                                                           ========     ========     ========     ========

Net Income Per Common Share                                   $0.71        $0.70        $1.37        $1.33
                                                           ========     ========     ========     ========

Based on Average Shares Outstanding of                       17,354       17,165       17,217       17,207

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                             on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Three Months Ended June 30, 1995
   Net Income                                                     0            0       23,586            0            0
   Cash Dividends ($.50 per share)                                0            0       (8,700)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0        8,689
   Treasury Shares Purchased                                      0            0            0       (4,434)           0
   Stock Options Exercised                                      304          160            0            0            0
                                                           --------     --------     --------     --------     --------
Balance June 30, 1995                                      $179,804      $34,244     $152,323     ($14,807)      $2,154
                                                           ========     ========     ========     ========     ========


Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Effect of adopting FAS 115                                        0            0            0            0        4,765
Six Months Ended June 30, 1994
   Net Income                                                     0            0       22,880            0            0
   Cash Dividends ($.44 per share)                                0            0       (7,570)           0            0
   Change in Fair Value of Securities                             0            0            0            0            0
      Available for Sale, net of deferred taxes                   0            0            0            0       (7,694)
   Treasury Shares Purchased                                      0            0            0       (3,932)           0
   Stock Options Exercised                                      119           85            0            0            0
                                                           --------     --------     --------     --------     --------
Balance June 30, 1994                                      $175,287      $25,915     $122,624      ($7,061)     ($2,929)
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                          For The Six Months
                                                                            Ended June 30
                                                                           1995         1994
Operating Activities
   Net Income                                                            $23,586      $22,880
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         2,226        2,392
         Depreciation                                                      4,021        3,647
         Amortization and Accretion                                        1,659        1,074
         Net (Gain) Loss From Sales of Assets                                (20)         307
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (2,870)        (385)
            Accrued Interest Payable                                       2,312         (361)
            Other Assets and Other Liabilities                              (454)      (1,264)
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     30,460       28,290

Investing Activities
   Proceeds From Sales of Securities Available for Sale                   55,625       70,497
   Proceeds From Maturities of Securities Available for Sale             140,917      134,655
   Proceeds From Maturities of Securities Held to Maturity                14,409       35,524
   Purchases of Securities Available for Sale                           (152,337)    (183,034)
   Purchases of Securities Held to Maturity                              (34,702)     (84,075)
   Net Increase In Loans                                                 (54,127)     (70,427)
   Acquisition of Subsidiary, Net of Cash Paid                             4,454            0
   Purchases of Premises and Equipment                                    (2,203)      (5,644)
                                                                        --------     --------
            Net Cash Used in Investing Activities                        (27,964)    (102,504)

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits       51,595      (18,576)
   Net (Decrease) Increase in Federal Funds Purchased                     (4,506)      20,626
   Net (Decrease) Increase in Other Short-term Borrowings                (66,955)      33,878
   Proceeds From Long-term Borrowings                                          0       14,699
   Repayment of Long-term Debt                                            (8,510)     (10,010)
   Proceeds From Issuance of Common Stock                                    464          204
   Acquisition of Treasury Stock                                          (4,434)      (3,932)
   Dividends Paid                                                         (8,700)      (7,570)
                                                                        --------     --------
            Net Cash (Used in) Provided by Financing Activities          (41,046)      29,319
                                                                        --------     --------
Decrease in Cash and Cash Equivalents                                    (38,550)     (44,895)

Cash And Cash Equivalents at Beginning of Year                           208,072      180,368
                                                                        --------     --------
Cash And Cash Equivalents, June 30                                      $169,522     $135,473
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

Note C - Acquisitions

At the close of business on March 15, 1995, One Valley acquired all of the outstanding stock of Point Bancorp, Inc., the parent company of a $57 million Federal Savings Bank located in Point Pleasant, WV. Pursuant to the merger agreement, One Valley exchanged 0.6 shares of its common stock and $7.10 cash for each share of Point Bancorp common stock. A total of 411,602 shares were issued in this transaction. This combination was accounted for under the purchase method of accounting. Accordingly, consolidated results include the operations of Point Bancorp only from the date of acquisition.

One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 1995


INTRODUCTION AND SUMMARY

     Net income for the second quarter of 1995 totaled $12.3 million, an increase of 2.1% over the $12.0 million earned in the same quarter of 1994. On a per share basis, net income of $0.71 for the second quarter of 1995 increased 1.4% over the $0.70 earned during the same period in 1994. The improvement in earnings during the quarter can be attributed, in large part, to an increase in net interest income and a decrease in the provision for loan losses.

     Net income for the first six months of 1995 totaled $23.6 million, a
3.1% increase over the first six months of 1994.   Earnings per share during
the six month period were $1.37, up 3.0% over the $1.33 earned in the first six months of 1994.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.29% in the first six months of 1995, a slight decrease from the 1.30% earned during the first six months of 1994. Return on average equity (ROE) also decreased, from 14.62% for the first six months of 1994 to 13.93% earned over the first six months of 1995.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1995. This discussion should be read in conjunction with the 1994 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the six months ended June 30, 1995, was $83.0 million on a fully tax-equivalent basis, a 3.8% increase from the $80.0 million earned during the same period in 1994. This increase is largely due to a $222.0 million, or 10.2% increase in average total loans during the first six months comparison. Average earning assets increased by 4.1% in the first six months of 1995 over the same period in 1994, while average interest bearing liabilities increased by 5.2% in the same comparison. Both total interest income and total interest expense increased from the prior year due to the increases in volume and the rising interest rate environment. However, since the growth in loans, One Valley's highest yielding asset, outpaced the growth in average interest bearing liabilities, net interest income also increased.

     As the interest rate environment rose during 1994 and into 1995, the change in the cost of interest bearing liabilities has outpaced the change in the yield on earning assets. As shown in the consolidated average balance sheets (page 16), the yield on earning assets, increased 69 basis points to 8.42% in the first six months of 1995 from 7.73% in the first six months of 1994. During the same period, the cost of interest bearing liabilities increased 79 basis points to 4.07% from last year's 3.28% level. Due to the greater increase in the cost of interest bearing liabilities, the net interest margin decreased slightly to 4.93% during the first six months of 1995, compared to 4.95% during the first six months of 1994. At June 30, 1995, One Valley's asset/liability structure was neither asset or liability sensitive in the six month time frame. Thus, normal fluctuations in market interest rates should have little impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $2.2 million for the six months ended June 30, 1995, a 6.9% decline from the $2.4 million provision during the first six months of 1994. The decline in the provision for loan losses is primarily due to the continued good quality of the loan portfolio. As a percentage of average total loans, the provision for loan losses through the first six months of 1995 was 0.19% annualized compared to 0.22% in the first six months of 1994. Net charge-offs as a percentage of average total loans in the first six months of 1995 also decreased to 0.10% on an annualized basis, down from an annualized 0.12% during the first six months of 1994.

     Total non-performing assets at June 30, 1995, were 0.40% of period-end loans, a slight decrease from the 0.41% at year-end 1994 and the 0.45% at June 30, 1994. At June 30, 1995, loans past due over 90 days were 0.19% of outstanding loans, a slight increase over the 0.16% at year-end 1994, and the 0.12% level at June 30, 1994. The dollar amounts of both non-performing assets and loans past due over 90 days are detailed in the analysis on page 15.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses decreased in relation to the loan portfolio in 1994. At June 30, 1995, the allowance was 1.58% of outstanding loans, unchanged from the 1.58% at year-end, but down from the 1.68% one year ago.

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

Non-Interest Income and Expense

     Total non-interest income was $19.0 million through the first six months of 1995, down 1.9% from the $19.4 million non-interest income earned during the same period in 1994. Trust income decreased by 1.2% from the first six months of last year. Service charges on deposit accounts increased by 20.6% in the first six month comparisons due to new product fees introduced in the fourth quarter of 1994. Real estate loan processing and service fees declined by 16.5% when compared to the first half of 1994. Increases in interest rates over the past 18 months have reduced the volume of loan originations and consequently fees from the origination and sale of loans in the secondary market have decreased. Other service charges and fees increased by 4.8% over the first six months of 1994, primarily due to increases in credit life commissions. Other operating income decreased by $1.4 million or 28.7% due to a lower level of income recognized on the disposition of other real estate owned and other loan payoffs.

     Total non-interest expense was $61.4 million during the six months ended June 30, 1995, up 2.9% over the same period in 1994. Staff costs were relatively unchanged when compared to 1994. Occupancy expense increased by 4.9% and equipment expense increased by 6.7% in the first six months of 1995 due to an increase in depreciation resulting from facility renovations. Outsourcing data processing expense was relatively unchanged when compared to the same period in 1994, while other operating expenses increased 7.9% in the first six months of 1995, largely due to expenses related to the new deposit products introduced in the fourth quarter of 1994. These expenses were more than offset by the increases in new product fees discussed above.

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first six months of 1995 was 2.51%, down slightly from 2.55% during all of 1994 but up from the 2.46% during the first six months of 1994. The increase in the first half of 1995 when compared to the first half of 1994 is largely due to the declines in non-interest income discussed above.

     Income tax expense increased by $371,000, or 3.3%, for the first six months of 1995 in comparison to 1994. The increase in taxes is a result of the 3.2% growth in pretax earnings. One Valley's effective income tax rate for the first six months of 1995 and 1994 was 32.7%.

FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first six months of 1994. At June 30, 1995, total loans exceeded June 30, 1994, levels by 8.8% or $197.3 million. The consolidated loan-to-deposit ratio has also increased to 79.5% at June 30, 1995, compared to 75.5% at June 30, 1994. Since year-end 1994, total loans have increased by 2.8% or $65.8 million. This increase in total loans has resulted from balanced growth in the three major loan categories; commercial, real estate, and consumer installment.

     In May 1995, the FASB issued Statement 122, Accounting for Mortgage Servicing Rights, to be adopted for fiscal years beginning after December 15, 1995. The adoption of this Statement is not anticipated to have a material effect on One Valley's financial statements.

     Investment portfolio assets increased $23.2 million or 2.4% from the level at year-end but decreased $68.8 million or 6.4% from the level one year ago. Due to strong loan demand during 1994, growth in the investment portfolio has been relatively modest as One Valley has been able to place more of its investable funds into the higher yielding loan portfolio.

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

     Securities designated as available-for-sale at June 30, 1995, had an historical cost of $541.0 million, with an unrealized gain of approximately $3.6 million, which increased shareholders' equity by $2.2 million, net of $1.4 million in deferred income taxes. At year-end December 31, 1994, and June 30, 1994, securities available-for-sale had an historical cost of $552.1 million and $620.6 million, with an unrealized loss of approximately $10.9 and $4.9 million, respectively. These unrealized losses decreased shareholders' equity by $6.5 and $2.9 million, net of $4.4 and $2.0 million in deferred taxes, respectively.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1994. As shown on the consolidated average balance sheets (page 16), average tax-exempt securities in the first half of 1995 increased by 7.7% over the average during the first half of 1994. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at June 30, 1995, were $16.7 million, down $8.1 million from year-end but up $14.3 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits increased $93.7 million or 3.2% from the level at year-end and increased $102.1 million or 3.5% since June 30, 1994. Non-interest deposits have increased by 1.3% from year-end, but have decreased by 8.8% since June 30, 1994. Interest bearing deposits at June 30, 1995, increased $88.8 million or 3.5% from year-end and $139.0 million or 5.6% from one year ago. The acquisition of Point Bancorp in the first quarter of 1995 contributed $42.2 million to the increase in interest-bearing deposits. In addition, due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. In the fourth quarter of 1994, One Valley introduced new checking products and continues to expand other products to attract new customers and to provide alternatives for current customers.

     Total short-term borrowings decreased $71.5 million or 19.0% from the year-end level, but increased $31.0 million or 11.3% from the level at June 30, 1994. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, and advances on credit lines available to the company can fluctuate significantly depending upon the customers' cash needs and the interest rate environment.

     Long-term borrowings declined $8.0 million or 41.2% since year-end 1994 and $16.0 million or 58.4% since June 30, 1994. The decline since year-end 1994 was the result of $8.0 million in pay downs on long-term advances from the FHLB. The $11.4 million of long-term borrowings at June 30, 1995, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $3.5 million of these advances mature in 1995, and another $5.0 million mature in 1996.

Acquisitions

     On March 15, 1995, One Valley acquired all of the outstanding stock of Point Bancorp, Inc., the parent company of a $57 million Federal Savings Bank located in Point Pleasant, WV. Pursuant to the merger agreement, One Valley exchanged 0.6 shares of its common stock and $7.10 for each share of Point Bancorp common stock. A total of 411,602 shares were issued in this trasaction. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results include the operations of Point Bancorp only from the date of acquisition.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio has increased since year-end. At June 30, 1995, the ratio was 9.50% compared to 8.76% at December 31, 1994, and 8.83% one year ago. This increase since year-end is primarily attributable to the issuance of common stock in the acquisition of Point Bancorp in March, 1995, explained above.

     One Valley's cash dividends, totaling $0.50 per share through the first six months of 1995, were up 13.6% over the $0.44 per share dividend during the same period in 1994. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at June 30, 1995 was 15.63%, well above the 8.0% required, while its Tier I capital ratio was 14.38%. One Valley's strong capital position is demonstrated further by its leverage ratio of 9.2% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

     The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries which, although restricted by banking regulations, are adequate to meet its cash needs.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. As of June 30, 1995, One Valley held 680,500 shares of treasury stock, and is authorized to repurchase up to 491,100 in additional treasury shares. The timing of additional purchases, if any, will depend upon future market conditions.

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

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                 For The Six Months
                                                       Ended June 30                       Ended June 30
                                                    1995        1994                    1995        1994
Allowance For Loan Losses
   Balance, Beginning of Period                    $38,412     $37,111                 $37,438     $36,484
   Loan Losses                                       1,365       1,189                   2,405       2,325
   Loan Recoveries                                     482         437                   1,148       1,021
                                                   -------     -------                 -------     -------
      Net Charge-offs                                  883         752                   1,257       1,304
   Balance of Acquired Subsidiary                        0           0                     235           0
   Provision For  Loan Losses                        1,113       1,213                   2,226       2,392
                                                   -------     -------                 -------     -------
   Balance, End of Period                          $38,642     $37,572                 $38,642     $37,572
                                                   =======     =======                 =======     =======

Total Loans, End of Period                                                          $2,438,786  $2,241,449
Allowance For Loan Losses As a % of Total Loans                                           1.58        1.68
                                                                                    ==========  ==========

Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                                    $8,144      $7,605
   Foreclosed Properties                                                                 1,300       2,404
   Restructured Loans                                                                      410         169
                                                                                       -------     -------
   Total Non-Performing Assets                                                          $9,854     $10,178
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.40        0.45

Loans Past Due Over 90 Days                                                             $4,654      $2,741
Loans Past Due Over 90 Days As a % of Total Loans                                         0.19        0.12

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                            Three Months Ended June 30                      Six Months Ended June 30
                                           1995                    1994                   1995                    1994
                                     Amount   Yield/Rate     Amount    Yield/Rate    Amount   Yield/Rate     Amount   Yield/Rate
                                                 (pct.)                  (pct.)                  (pct.)                 (pct.)
Assets
Loans
   Taxable                          $2,382,494    9.09      $2,161,681    8.49      $2,363,984    9.04      $2,143,090   8.48
   Tax-Exempt                           34,352   11.25          33,896   10.07          34,700   11.21          33,640  10.38
                                    ----------              ----------              ----------              ----------
      Total                          2,416,846    9.12       2,195,577    8.52       2,398,684    9.08       2,176,730   8.51
   Less: Allowance for Losses           38,741                  37,308                  38,278                  37,024
                                    ----------              ----------              ----------              ----------
      Net Loans                      2,378,105    9.27       2,158,269    8.67       2,360,406    9.22       2,139,706   8.66
Securities
   Taxable                             805,027    6.31         889,233    5.39         802,284    6.14         901,432   5.47
   Tax-Exempt                          179,141    8.59         184,628    9.47         178,956    8.61         171,490   8.97
                                    ----------              ----------              ----------              ----------
      Total                            984,168    6.73       1,073,861    6.09         981,240    6.59       1,072,922   6.03
Federal Funds Sold & Other              60,819    6.09          19,819    3.04          38,152    5.94          33,643   2.96
                                    ----------              ----------              ----------              ----------
   Total Earning Assets              3,423,092    8.48       3,251,949    7.78       3,379,798    8.42       3,246,271   7.73
Other Assets                           263,755                 262,378                 264,844                 260,693
                                    ----------              ----------              ----------              ----------
   Total Assets                     $3,686,847              $3,514,327              $3,644,642              $3,506,964
                                    ==========              ==========              ==========              ==========


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                         $2,642,699    4.10      $2,527,311    3.28      $2,606,666    3.99      $2,524,753   3.31
   Short-term Borrowings               266,605    4.81         209,669    2.74         273,336    4.78         205,323   2.77
   Long-term Borrowings                 12,925    5.74          19,918    5.82          14,060    5.89          21,187   5.08
                                    ----------              ----------              ----------              ----------
      Total Interest
         Bearing Liabilities         2,922,229    4.18       2,756,898    3.26       2,894,062    4.07       2,751,263   3.28
Non-interest Bearing Deposits          383,188                 419,197                 379,099                 414,484
Other Liabilities                       32,688                  24,136                  32,841                  28,120
                                    ----------              ----------              ----------              ----------
   Total Liabilities                 3,338,105               3,200,231               3,306,002               3,193,867
Shareholders' Equity                   348,742                 314,096                 338,640                 313,097
                                    ----------              ----------              ----------              ----------
   Total Liabilities & Equity       $3,686,847              $3,514,327              $3,644,642              $3,506,964
                                    ==========              ==========              ==========              ==========

Interest Income To Earning Assets                 8.48                    7.78                    8.42                   7.73
Interest Expense To Earning Assets                3.56                    2.76                    3.49                   2.78
                                                ------                  ------                  ------                 ------
Net Interest Margin                               4.92                    5.02                    4.93                   4.95
                                                ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Regular Annual Meeting of Shareholders of One Valley was held on April 25, 1995. At that meeting the matters set forth below were voted upon. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

     1.  Election of Directors

                                                  Withheld &       Broker
           Nominee         For       Against     Abstensions     Non-Votes

          Baronner     13,351,608       0          71,984            0
          Blair        13,343,884       0          71,984            0
          Brown        13,355,239       0          71,984            0
          Chilton      13,359,833       0          71,984            0
          Evans        13,358,992       0          71,984            0
          Goodwin      13,300,289       0          71,984            0
          Morrison     13,340,657       0          71,984            0
          Orders       13,356,358       0          71,984            0
          Payne        13,358,482       0          71,984            0
          Robinson     13,334,318       0          71,984            0
          Wehrle       13,299,003       0          71,984            0


     2.  Approve Selection of Auditors

                                              Withheld &      Broker
                   For          Against     Abstensions     Non-Votes

                13,366,848       13,921        32,912           0

One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

     a.)     Exhibits

          11. Statement of Computation of Earnings per Share - page 19 attached
          27.     Financial Data Schedule - electronic copy only.

     b.)     Reports on Form 8-K

               None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 One Valley Bancorp of West Virginia, Inc.

DATE   August 11, 1995

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