Form 10-Q
period 1995-09-30
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1995-11-13
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995 was:

     Common Stock, $10.00 par value -- 17,133,964 shares

One Valley Bancorp of West Virginia, Inc.

Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp of West Virginia, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                     September 30 December 31  September 30
                                                                         1995         1994         1994
Assets
Cash and Due From Banks                                                 $142,951     $178,900     $130,413
Interest Bearing Deposits With Other Banks                                 5,194        4,297        7,245
Federal Funds Sold                                                           500       24,875       20,000
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             148,645      208,072      157,658
Securities
   Available-for-Sale, at fair value                                     549,106      541,201      568,973
   Held-to-Maturity (Estimated Fair Value,
   Sept. 30, 1995 - $466,413; December 31, 1994 - $422,381;
   Sept. 30, 1994 - $434,818)                                            464,453      445,158      448,964
Loans
   Total Loans                                                         2,469,786    2,372,957    2,317,995
   Less: Allowance For Loan Losses                                        39,428       37,438       37,650
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,430,358    2,335,519    2,280,345
Bank Premises & Equipment - Net                                           81,684       82,853       82,893
Other Assets                                                              63,805       60,438       60,350
                                                                      ----------   ----------   ----------
   Total Assets                                                       $3,738,051   $3,673,241   $3,599,183
                                                                      ==========   ==========   ==========

Liabilities and Shareholders' Equity
Deposits
   Non-interest Bearing                                                 $390,661     $378,512     $428,181
   Interest Bearing                                                    2,650,137    2,547,967    2,490,065
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,040,798    2,926,479    2,918,246
Short-term Borrowings
   Federal Funds Purchased                                                17,960       53,145       12,443
   Repurchase Agreements and Other Borrowings                            278,489      322,194      299,537
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           296,449      375,339      311,980
Long-term Borrowings                                                       8,434       19,450       24,472
Other Liabilities                                                         36,580       30,106       26,971
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,382,261    3,351,374    3,281,669
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 17,994,164 shares at September 30, 1995;
      17,538,368 shares at December 31, 1994;
      17,533,778 shares at September 30, 1994;                           179,942      175,384      175,338
   Capital Surplus                                                        34,340       25,954       25,935
   Retained Earnings                                                     160,043      137,437      130,138
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred taxes;                                               1,795       (6,535)      (3,919)
   Treasury Stock - 860,200 shares at September 30, 1995,
      533,500 shares at December 31, 1994;
      519,500 shares at September 30, 1994; at cost                      (20,330)     (10,373)      (9,978)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         355,790      321,867      317,514
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $3,738,051   $3,673,241   $3,599,183
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                             For The Three Months      For The Nine Months
                                                              Ended September 30        Ended September 30
                                                              1995         1994         1995         1994
Interest Income
   Interest and Fees on Loans
      Taxable                                               $55,265      $48,720     $161,285     $138,867
      Tax-Exempt                                                609          603        1,863        1,728
                                                           --------     --------     --------     --------
            Total                                            55,874       49,323      163,148      140,595
   Interest on Investment Securities
      Taxable                                                12,797       12,189       37,438       36,846
      Tax-Exempt                                              2,655        2,572        7,661        7,569
                                                           --------     --------     --------     --------
            Total                                            15,452       14,761       45,099       44,415
   Other Interest Income                                        491          255        1,614          749
                                                           --------     --------     --------     --------
            Total Interest Income                            71,817       64,339      209,861      185,759
Interest Expense
   Deposits                                                  27,428       21,167       78,958       62,577
   Short-term Borrowings                                      3,486        2,744        9,962        5,565
   Long-term Borrowings                                         143          245          554          779
                                                           --------     --------     --------     --------
      Total Interest Expense                                 31,057       24,156       89,474       68,921
                                                           --------     --------     --------     --------
Net Interest Income                                          40,760       40,183      120,387      116,838
Provision For Loan Losses                                     1,762        1,185        3,988        3,577
                                                           --------     --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                           38,998       38,998      116,399      113,261
Other Income
   Trust Department Income                                    2,036        1,891        6,063        5,968
   Service Charges on Deposit Accounts                        3,596        2,821       10,330        8,407
   Real Estate Loan Processing & Servicing Fees               1,272        1,249        3,551        3,977
   Other Service Charges and Fees                             1,391        1,262        3,776        3,538
   Other Operating Income                                     1,810        2,026        5,408        7,069
   Securities Transactions                                      (86)        (410)         (66)        (717)
                                                           --------     --------     --------     --------
      Total Other Income                                     10,019        8,839       29,062       28,242
Other Expenses
   Salaries and Employee Benefits                            15,261       15,521       47,142       47,312
   Occupancy Expense - Net                                    1,556        1,507        4,656        4,461
   Equipment Expenses                                         2,093        2,071        6,500        6,200
   Federal Deposit Insurance                                  1,479        1,642        4,815        4,965
   Outside Data Processing                                    1,180        1,242        3,396        3,483
   Other Operating Expenses                                   8,931        8,331       25,368       23,569
                                                           --------     --------     --------     --------
      Total Other Expenses                                   30,500       30,314       91,877       89,990
                                                           --------     --------     --------     --------
Income Before Taxes                                          18,517       17,523       53,584       51,513
Applicable Income Taxes                                       6,187        5,724       17,668       16,834
                                                           --------     --------     --------     --------
Net Income                                                  $12,330      $11,799      $35,916      $34,679
                                                           ========     ========     ========     ========

Net Income Per Common Share                                   $0.72        $0.69        $2.09        $2.02
                                                           ========     ========     ========     ========

Based on Average Shares Outstanding of                       17,159       17,105       17,198       17,173

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                           on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Nine Months Ended September 30, 1995
   Net Income                                                     0            0       35,916            0            0
   Cash Dividends ($.77 per share)                                0            0      (13,310)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0        8,330
   Treasury Shares Purchased                                      0            0            0       (9,957)           0
   Stock Options Exercised                                      442          256            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1995                                 $179,942      $34,340     $160,043     ($20,330)      $1,795
                                                           ========     ========     ========     ========     ========


Balance December 31, 1993                                  $175,168      $25,830     $107,314      ($3,129)          $0
Effect of adopting FAS 115                                        0            0            0            0        4,765
Nine Months Ended September 30, 1994
   Net Income                                                     0            0       34,679            0            0
   Cash Dividends ($.69 per share)                                0            0      (11,855)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0       (8,684)
   Treasury Shares Purchased                                      0            0            0       (6,849)           0
   Stock Options Exercised                                      170          105            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1994                                 $175,338      $25,935     $130,138      ($9,978)     ($3,919)
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                         For The Nine Months
                                                                          Ended September 30
                                                                           1995         1994
Operating Activities
   Net Income                                                            $35,916      $34,679
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         3,988        3,577
         Depreciation                                                      6,061        5,605
         Amortization and Accretion                                        2,643        3,134
         Net (Gain) Loss From Sales of Assets                                 66          717
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (3,024)      (1,568)
            Accrued Interest Payable                                       3,088          283
            Other Assets and Other Liabilities                               552       (4,038)
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     49,290       42,389

Investing Activities
   Proceeds From Sales of Securities Available for Sale                   80,669      131,352
   Proceeds From Maturities of Securities Available for Sale             177,181      180,881
   Proceeds From Maturities of Securities Held to Maturity                25,191       52,830
   Purchases of Securities Available for Sale                           (219,400)    (246,270)
   Purchases of Securities Held to Maturity                              (45,164)     (88,033)
   Net Increase In Loans                                                 (86,539)    (145,920)
   Acquisition of Subsidiary, Net of Cash Paid                             4,454            0
   Purchases of Premises and Equipment                                    (4,309)      (8,265)
                                                                        --------     --------
            Net Cash Used in Investing Activities                        (67,917)    (123,425)

Financing Activities
   Net Change in Interest Bearing and Non-interest Bearing Deposits       72,174      (18,489)
   Net (Decrease) in Federal Funds Purchased                             (35,185)      (1,569)
   Net (Decrease) Increase in Other Short-term Borrowings                (43,705)      95,129
   Proceeds From Long-term Borrowings                                          0       14,699
   Repayment of Long-term Debt                                           (11,516)     (13,015)
   Proceeds From Issuance of Common Stock                                    699          275
   Acquisition of Treasury Stock                                          (9,957)      (6,849)
   Dividends Paid                                                        (13,310)     (11,855)
                                                                        --------     --------
            Net Cash (Used in) Provided by Financing Activities          (40,800)      58,326
                                                                        --------     --------
Decrease in Cash and Cash Equivalents                                    (59,427)     (22,710)

Cash And Cash Equivalents at Beginning of Year                           208,072      180,368
                                                                        --------     --------
Cash And Cash Equivalents, September 30                                 $148,645     $157,658
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

One Valley Bancorp of West Virginia, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1995


INTRODUCTION AND SUMMARY

     Net income for the third quarter of 1995 totaled $12.3 million, an increase of 4.5% over the $11.8 million earned in the same quarter of 1994. On a per share basis, net income of $0.72 for the third quarter of 1995 increased 4.4% over the $0.69 earned during the same period in 1994. The improvement in earnings during the quarter can be attributed, in large part, to an increase in non-interest income while year-to-date earnings are up due to increased net interest income.

     Net income for the first nine months of 1995 totaled $35.9 million, a 3.6% increase over the first nine months of 1994. Earnings per share during the nine month period were $2.09, up 3.5% over the $2.02 earned in the first nine months of 1994.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.30% in the first nine months of 1995, a slight decrease from the 1.31% earned during the first nine months of 1994. Return on average equity (ROE) also decreased, from 14.70% for the first nine months of 1994 to 13.93% earned over the first nine months of 1995.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1995. This discussion should be read in conjunction with the 1994 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the nine months ended September 30, 1995, was $125.5 million on a fully tax-equivalent basis, a 3.0% increase from the $121.8 million earned during the same period in 1994. This increase is largely due to a $208.5 million, or 9.4% increase in average total loans during the first nine months comparison. Average earning assets increased by 4.1% in the first nine months of 1995 over the same period in 1994, while average interest bearing liabilities increased by 5.1% in the same comparison. Both total interest income and total interest expense increased from the prior year due to the increases in volume and a higher interest rate environment. However, since the growth in loans, One Valley's highest yielding asset, outpaced the growth in average interest bearing liabilities, net interest income also increased.

     As the interest rate environment rose during 1994 and into 1995, the change in the cost of interest bearing liabilities has outpaced the change in the yield on earning assets. As shown in the consolidated average balance sheets (page 16), the yield on earning assets, increased 64 basis points to 8.44% in the first nine months of 1995 from 7.80% in the first nine months of 1994. During the same period, the cost of interest bearing liabilities increased 78 basis points to 4.11% from last year's 3.33% level. Due to the greater increase in the cost of interest bearing liabilities, the net interest margin decreased slightly to 4.92% during the first nine months of 1995, compared to 4.98% during the first nine months of 1994. At September 30, 1995, One Valley's asset/liability structure was slightly asset sensitive in the six month time frame. Thus, normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $4.0 million for the nine months ended September 30, 1995, a 11.5% increase from the $3.6 million provision during the first nine months of 1994. The increase in the provision for loan losses was based upon One Valley's continued evaluation process of the adequacy of the allowance for loan losses and to provide for the loan growth described in the asset discussion to follow. As a percentage of average total loans, the provision for loan losses through the first nine months of 1995 was 0.22% annualized which equaled the ratio for the first nine months of 1994. Net charge-offs as a percentage of average total loans in the first nine months of 1995 decreased to 0.12% on an annualized basis, down from an annualized 0.15% during the first nine months of 1994.

     Total non-performing assets at September 30, 1995, were 0.35% of period-end loans, a decline from the 0.41% at year-end 1994 and the 0.42% at September 30, 1994. At September 30, 1995, loans past due over 90 days were 0.18% of outstanding loans, a slight increase over the 0.16% level at year-end 1994, and September 30, 1994. The dollar amounts of both non-performing assets and loans past due over 90 days are detailed in the analysis on page 15.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable. At September 30, 1995, the allowance was 1.60% of outstanding loans, up slightly from the 1.58% at year-end, but down from the 1.62% one year ago.

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

Non-Interest Income and Expense

     Total non-interest income was $29.1 million through the first nine months of 1995, up 2.9% from the $28.2 million non-interest income earned during the same period in 1994. Trust income increased by 1.6% from the first nine months of last year. Service charges on deposit accounts increased by 22.9% in the first nine month comparisons due to new product fees introduced in the fourth quarter of 1994. Real estate loan processing and service fees declined by 10.7% when compared to the first nine months of 1994. The higher interst rate environment in 1995 has reduced the volume of loan originations and consequently fees from the origination and sale of loans in the secondary market have decreased. Other service charges and fees increased by 6.7% over the first nine months of 1994, primarily due to increases in credit life commissions. Other operating income decreased by $1.7 million or 23.5% due to a lower level of income recognized on the disposition of other real estate owned and other loan payoffs.

     Total non-interest expense was $91.9 million during the nine months ended September 30, 1995, up 2.1% over the same period in 1994. Staff costs were relatively unchanged when compared to 1994. Staffing levels have declined by 3.8% from September 30, 1994, as operations are continually being streamlined and staffing levels are reduced through normal attrition.
Occupancy expense increased by 4.4% and equipment expense increased by 4.8% in the first nine months of 1995 primarily due to an increase in depreciation resulting from facility renovations and losses on asset disposals. Outside data processing expense was slightly less than the same period in 1994, while other operating expenses increased 7.6% in the first nine months of 1995, largely due to expenses related to the new deposit products introduced in the fourth quarter of 1994. These expenses were more than offset by the increases in new product fees discussed above.

     During the third quarter, the Federal Deposit Insurance Corporation
(FDIC) lowered its insurance assessment rates as part of the nationwide funding of the Bank Insurance Fund (BIF). However, to boost the Savings Association Insurance Fund (SAIF), a one time assessment on thrift deposits has been proposed. At September 30, 1995, One Valley had over $400 million of SAIF assessable deposits resulting from prior acquisitions of Savings and Loan institutions. Accordingly, One Valley began accruing for its portion of this assessment during the third quarter. For the third and fouth quarters of 1995, One Valley anticipates that the benefit of the lower FDIC premium rates will be primarily offset by the increase in SAIF premium assessments.

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first nine months of 1995 was 2.46%, down slightly from 2.52% during all of 1994 and down slightly from the 2.49% during the first nine months of 1994. This decline is a result of the growth of average earning assets exceeding the increase in net overhead costs. Average earning assets increased 4.1% in the first nine months of 1995 when compared with the same period in 1994. Net overhead, however, has been limited to a 2.8% increase during the same period partially due to the streamlining of operations through a reengineering process which began in early 1995.

     Income tax expense increased by $834,000, or 5.0%, for the first nine months of 1995 in comparison to 1994. The increase in taxes is a result of the 4.0% growth in pretax earnings. One Valley's effective income tax rate for the first nine months of 1995 was 33.0% compared to 32.7% during the first nine months of 1994.

FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first nine months of 1994. At September 30, 1995, total loans exceeded September 30, 1994, levels by 6.5% or $151.8 million. The consolidated loan-to-deposit ratio has also increased to 79.9% at September 30, 1995, compared to 78.1% at September 30, 1994. Since year-end 1994, total loans have increased by 4.1% or $96.8 million. This increase in total loans has resulted from balanced growth in the three major loan categories; commercial, real estate, and consumer installment.

     In May 1995, the FASB issued Statement 122, Accounting for Mortgage Servicing Rights. Statement 122 requires financial institutions to recognize rights to service mortgage loans for others as separate assets. Mortgage Servicing Rights can be purchased from a third party or retained from loans originated internally and sold to third party investors. This statement is to be adopted for fiscal years beginning after December 15, 1995. The adoption of this Statement is not anticipated to have a material effect on One Valley's financial statements.

     Investment portfolio assets increased $27.2 million or 2.8% from the level at year-end but decreased by 0.4% or $4.4 million from the level one year ago. Due to strong loan demand during 1994 and 1995, growth in the investment portfolio has been relatively modest as One Valley has been able to place more of its investable funds into the higher yielding loan portfolio.

     At the time of purchase, management determines the appropriate classification of securities. If management has the positive intent and One Valley has the ability at the time of purchase to hold securities until maturity, they are classified as held-for-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors.

     Securities designated as available-for-sale at September 30, 1995, had an historical cost of $546.1 million, with an unrealized gain of approximately $3.0 million, which increased shareholders' equity by $1.8 million, net of $1.2 million in deferred income taxes. At year-end December 31, 1994, and September 30, 1994, securities available-for-sale had an historical cost of $552.1 million and $575.5 million, with an unrealized loss of approximately $10.9 and $6.5 million, respectively. These unrealized losses decreased shareholders' equity by $6.5 and $3.9 million, net of $4.4 and $2.6 million in deferred taxes, respectively.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1994. As shown on the consolidated average balance sheets (page 16), average tax-exempt securities in the first nine months of 1995 increased by 5.0% over the average during the first nine months of 1994. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at September 30, 1995, were $500,000, down $24.4 million from year-end and $19.5 million below the level one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits increased $114.3 million or 3.9% from the level at year-end and increased $122.6 million or 4.2% since September 30, 1994. Non-interest bearing deposits have increased by 3.2% from year-end, but have decreased by 8.8% since September 30, 1994. Interest bearing deposits at September 30, 1995, increased $102.2 million or 4.0% from year-end and $160.1 million or 6.4% from one year ago. The acquisition of Point Bancorp in the first quarter of 1995 contributed $42.2 million to the increase in interest-bearing deposits. Over the past few years growth in banking deposits has been modest. Due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. In an effort to meet customer expectations for an integrated financial services delivery system, One Valley operates a fully licensed NASD Broker Dealer subsidiary and continues to expand other deposit product lines. In the fourth quarter of 1994, One Valley introduced new checking products to attract new customers and to provide investment alternatives for current customers.

     Total short-term borrowings decreased $78.9 million or 21.0% from the year-end level, and decreased $15.5 million or 5.0% from the level at September 30, 1994. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, and advances on credit lines available to the company can fluctuate significantly depending upon loan demand and One Valley's asset/liablility strategy.

     Long-term borrowings declined $11.0 million or 56.6% since year-end 1994 and $16.0 million or 65.5% since September 30, 1994. The decline since year-end 1994 was the result of $11.0 million in payments on long-term advances from the FHLB. The $8.4 million of long-term borrowings at September 30, 1995, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $5.5 million of these advances mature in 1996 with the $2.9 million remainder maturing in periods exceeding five years.

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

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio has increased since year-end. At September 30, 1995, the ratio was 9.52% compared to 8.76% at December 31, 1994, and 8.82% one year ago. This increase since year-end is primarily attributable to the issuance of common stock in the acquisition of Point Bancorp in March, 1995, explained above.

     One Valley's cash dividends, totaling $0.77 per share through the first nine months of 1995, were up 11.6% over the $0.69 per share dividend during the same period in 1994. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at September 30, 1995 was 15.81%, well above the 8.0% required, while its Tier I capital ratio was 14.56%. One Valley's strong capital position is demonstrated further by its leverage ratio of 9.3% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

     The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries which, although restricted by banking regulations, are adequate to meet its cash needs.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. As of September 30, 1995, One Valley held 860,200 shares of treasury stock, and is authorized to repurchase up to 311,400 in additional treasury shares. The timing of additional purchases, if any, will depend upon future market conditions.

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

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                 For The Nine Months
                                                   Ended September 30                  Ended September 30
                                                    1995        1994                    1995        1994
Allowance For Loan Losses
   Balance, Beginning of Period                    $38,642     $37,572                 $37,438     $36,484
   Loan Losses                                       1,374       1,908                   3,779       4,233
   Loan Recoveries                                     398         801                   1,546       1,822
                                                   -------     -------                 -------     -------
      Net Charge-offs                                  976       1,107                   2,233       2,411
   Balance of Acquired Subsidiary                        0           0                     235           0
   Provision For  Loan Losses                        1,762       1,185                   3,988       3,577
                                                   -------     -------                 -------     -------
   Balance, End of Period                          $39,428     $37,650                 $39,428     $37,650
                                                   =======     =======                 =======     =======

Total Loans, End of Period                                                          $2,469,786  $2,317,995
Allowance For Loan Losses As a % of Total Loans                                           1.60        1.62
                                                                                    ==========  ==========

Non-Performing Assets at Quarter End
   Non-Accrual Loans                                                                    $7,325      $7,695
   Foreclosed Properties                                                                 1,183       1,503
   Restructured Loans                                                                      186         593
                                                                                       -------     -------
   Total Non-Performing Assets                                                          $8,694      $9,791
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.35        0.42

Loans Past Due Over 90 Days                                                             $4,449      $3,656
Loans Past Due Over 90 Days As a % of Total Loans                                         0.18        0.16

ONE VALLEY BANCORP OF WEST VIRGINIA, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                          Three Months Ended September 30             Nine Months Ended September 30
                                           1995                     1994                  1995                 1994
                                     Amount   Yield/Rate     Amount    Yield/Rate    Amount   Yield/Rate    Amount Yield/Rate
                                                (pct.)                  (pct.)                  (pct.)                 (pct.)
Assets
Loans
   Taxable                          $2,415,281    9.08      $2,231,477    8.66      $2,381,271    9.06      $2,172,876   8.54
   Tax-Exempt                           33,338   11.15          35,011   10.51          34,241   11.19          34,102  10.42
                                    ----------              ----------              ----------              ----------
      Total                          2,448,619    9.11       2,266,488    8.69       2,415,512    9.09       2,206,978   8.57
   Less: Allowance for Losses           38,848                  37,982                  38,470                  37,347
                                    ----------              ----------              ----------              ----------
      Net Loans                      2,409,771    9.25       2,228,506    8.84       2,377,042    9.23       2,169,631   8.72
Securities
   Taxable                             807,878    6.34         870,093    5.60         804,169    6.21         890,871   5.51
   Tax-Exempt                          193,045    8.46         181,935    8.70         183,704    8.55         175,010   8.87
                                    ----------              ----------              ----------              ----------
      Total                          1,000,923    6.75       1,052,028    6.14         987,873    6.64       1,065,881   6.07
Federal Funds Sold & Other              34,419    5.66          29,299    3.45          36,894    5.85          32,179   3.11
                                    ----------              ----------              ----------              ----------
   Total Earning Assets              3,445,113    8.49       3,309,833    7.93       3,401,809    8.44       3,267,691   7.80
Other Assets                           274,153                 264,338                 267,981                 261,921
                                    ----------              ----------              ----------              ----------
   Total Assets                     $3,719,266              $3,574,171              $3,669,790              $3,529,612
                                    ==========              ==========              ==========              ==========


Liabilities And Equity
Interest Bearing Liabilities
   Deposits                         $2,646,008    4.11      $2,497,186    3.36      $2,619,924    4.03      $2,515,463   3.33
   Short-term Borrowings               287,167    4.82         281,704    3.86         277,997    4.79         231,063   3.22
   Long-term Borrowings                  8,992    6.31          25,160    3.86          12,352    6.00          22,526   4.62
                                    ----------              ----------              ----------              ----------
      Total Interest
         Bearing Liabilities         2,942,167    4.19       2,804,050    3.42       2,910,273    4.11       2,769,052   3.33
Non-interest Bearing Deposits          390,120                 423,161                 382,813                 417,408
Other Liabilities                       32,814                  29,272                  32,832                  28,508
                                    ----------              ----------              ----------              ----------
   Total Liabilities                 3,365,101               3,256,483               3,325,918               3,214,968
Shareholders' Equity                   354,165                 317,688                 343,872                 314,644
                                    ----------              ----------              ----------              ----------
   Total Liabilities & Equity       $3,719,266              $3,574,171              $3,669,790              $3,529,612
                                    ==========              ==========              ==========              ==========

Interest Income To Earning Assets                 8.49                    7.93                    8.44                   7.80
Interest Expense To Earning Assets                3.58                    2.90                    3.52                   2.82
                                                ------                  ------                  ------                 ------
Net Interest Margin                               4.91                    5.03                    4.92                   4.98
                                                ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


One Valley Bancorp of West Virginia, Inc.

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

     a.)     Exhibits

           3.(i)  Bylaws of One Valley amended October 19, 1995.
          11.     Statement of Computation of Earnings per Share
          27.     Financial Data Schedule - electronic copy only.

     b.)     Reports on Form 8-K

               None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               One Valley Bancorp of West Virginia, Inc.

DATE   November 13, 1995

                                   BY  /s/J. Holmes Morrison
                                          J. Holmes Morrison
                                          President and
                                            Chief Executive Officer


                                   BY  /s/Laurance G. Jones
                                          Laurance G. Jones
                                          Executive Vice President &
                                            Treasurer