Form 10-K
period 1995-12-31
ONE VALLEY BANCORP OF WEST VIRGINIA INC
filed 1996-03-20
CIK 351616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

       [(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1995
                                       OR

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (check mark) No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [(check mark)]

124 Total pages                                             Continued . . .

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

Aggregate of market value of voting stock   Based upon reported closing price on

              $410,464,426                               March 5, 1996


       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class                                  Outstanding at March 5, 1996

Common Stock ($10.00 par value)                            16,580,306


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



                        Document                                       Part of the Form 10-K into which the
                                                                              Document is Incorporated

Portions of One Valley  Bancorp of West  Virginia,  Inc.,          Part I,  Item 1;  Part II,  Items 5, 6, 7 and 8;
1995  Annual  Report to  Shareholders  for the year ended          Part III, Item 13; and Part IV, Item 14
December 31, 1995


Portions of One Valley  Bancorp of West  Virginia,  Inc.,          Part III, Items 10, 11, 12 and 13
Proxy   Statement   for  the  1996   Annual   Meeting  of
Shareholders


                    One Valley Bancorp of West Virginia, Inc.
                                    Form 10-K

                                      INDEX

                                                                                          Page

Part    I
        Item  1.     Business...........................................................   4
        Item  2.     Properties.........................................................  16
        Item  3.     Legal Proceedings .................................................  16
        Item  4.     Submission of Matters to a Vote of Security Holders  .............   17
        Item  4A.    Executive Officers of the Registrant  .............................  17
                      Condition and Results of Operations

Part    II
        Item  5.     Market for the Registrant's Common Equity and
                       Related Stockholder Matters  .................................... 19
        Item  6.     Selected Financial Data  .......................................... 19
        Item  7.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ............................ 19
        Item  8.     Financial Statements and Supplementary Data  ...................... 20
        Item  9.     Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure  ............................ 20
Part    III
        Item 10.     Directors and Executive Officers of the Registrant  ............... 21
        Item 11.     Executive Compensation  ........................................... 21
        Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management ...................................................... 21
        Item 13.     Certain Relationships and Related Transactions  ................... 21

Part    IV
        Item 14.     Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K  ........................................ 22

Signatures    .......................................................................... 24

Index to Exhibits  ..................................................................... 27

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

       As of December 31, 1995, One Valley owned eleven operating banking subsidiaries (the "Banking Subsidiaries") including: One Valley Bank, National Association; One Valley Bank of Huntington, Inc.; One Valley Bank of Mercer County, Inc.; One Valley Bank - East, National Association; One Valley Bank of Oak Hill, Inc.; One Valley Bank of Ronceverte, National Association; One Valley Bank, Inc.; One Valley Bank of Summersville, Inc.; One Valley Bank - North, Inc.; and One Valley Bank of Clarksburg, National Association. One Valley also owns 100% of the stock of One Valley Thrift, Inc., which in turn owns 100% of the stock of One Valley Bank, F.S.B., a federally chartered savings bank. In addition, One Valley owns 100% of the outstanding stock of One Valley Square, Inc., a Texas corporation, which owns the office building in which One Valley Bank and One Valley are located. (All of these subsidiaries, including the Banking Subsidiaries, are collectively referred to as the "Subsidiaries".) One Valley's principal activities consist of owning and supervising its Subsidiaries. At December 31, 1995, One Valley had consolidated assets of $3,858,296,000, deposits of $3,048,336,000, and shareholders' equity of $366,302,000.

       One Valley has, from time to time, engaged in merger or acquisition discussions with other banks and financial institutions both within and outside of West Virginia, and it is anticipated that such discussions will continue in the future.


RECENT DEVELOPMENTS

       On January 26, 1996, One Valley announced the execution of an Agreement and Plan of Merger to acquire CSB Financial Corporation ("CSB"). CSB owns 100% of the outstanding shares of common stock of Co-operative Savings Bank, a federally-chartered savings bank headquartered in Lynchburg, Virginia. It is anticipated that the transaction will be consummated by June 30, 1996. As of December 31, 1995, assets of CSB were $328,880,000 and its deposits were $253,245,000. Following consummation of the CSB acquisition, the name of the federal savings bank will be changed to One Valley Bank - Central Virginia, F.S.B., and it will continue to be operated as a federally-chartered savings bank.


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

                                       Year in              Currently
              Name              Which Organized            Chartered As

One Valley Bank, Inc.                    1911               State

One Valley Bank of                       1906               State
  Mercer County

One Valley Bank of                       1904               State
  Oak Hill

One Valley Bank of                       1956               State
  Huntington

One Valley Bank of                       1900               National
  Ronceverte

One Valley Bank of                       1910               State
  Summersville

One Valley Bank - East                   1865               National

                                      Year in               Currently
              Name             Which Organized             Chartered As

One Valley Bank of                      1903                National
  Clarksburg

One Valley Bank - North                 1903                State

One Valley Bank, FSB                    1892                Federally-chartered
                                                            savings bank


OPERATIONS OF THE BANKING SUBSIDIARIES

       The Banking Subsidiaries offer all services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts, commercial and individual loans, credit card (MasterCard and Visa) and drive-in banking services. In addition, One Valley Bank is active in correspondent banking services. Trust services are offered on a statewide basis. One Valley Securities Corporation, a wholly-owned subsidiary of One Valley Bank, provides discount brokerage services and also sells, as agent, mutual funds and annuities. No material portion of any of the Banking
Subsidiaries' deposits has been obtained from a single or small group of customers, and the loss of any one customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of any of the Banking Subsidiaries.

       Although the market areas of several of the Banking Subsidiaries encompass a portion of the coal fields located in southern West Virginia, an area of the State which has been economically depressed, the coal-related loans in the loan portfolios of the Banking Subsidiaries constitute less than 5% of One Valley's total loans outstanding. Seven of the twenty-three counties within One Valley's market areas rank among the State's top ten counties in household income, and the Banking Subsidiaries generally serve the stronger economic areas of the State.

       The Banking Subsidiaries also offer services to customers at various locations within their service areas by use of automated teller machines ("ATMs"). The ATMs allow customers to make deposits and withdrawals at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at those locations. Customers of any Banking Subsidiary may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions nationwide. Customers of any of the Banking Subsidiaries may also make deposits or withdrawals at any of One Valley's 79 statewide main office and branch locations.

       As of March 1, 1996, One Valley and its Subsidiaries had approximately 1900 full-time equivalent employees.


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

       In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. States are permitted: (i) to opt into interstate branch banking prior to June 1, 1997; (ii) to opt out of interstate bank branching prior to that date; (iii) to allow only acquisitions of branches; (iv) to opt into de novo interstate branch banking; and (v) to allow the acquisition of a branch of a bank without acquiring the bank itself. It is anticipated that the West Virginia Legislature will not take action to restrict the provisions of that Act, and, on March 9, 1996, the West Virginia Legislature adopted legislation pursuant to which interstate branching will become effective on and after May 31, 1997.

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

       The Federal Deposit Insurance Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt corrective action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek, to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

       FDICIA also implemented a variety of other provisions that affected the operations of One Valley's Banking Subsidiaries, including additional reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.


COMPETITION

       Vigorous competition exists in all areas where One Valley and the Banking Subsidiaries are engaged in business. The primary market areas served by the Banking Subsidiaries are generally defined as West Virginia and certain adjoining areas in Kentucky, Maryland, Ohio, Pennsylvania and Virginia.

       For most of the services which the Banking Subsidiaries perform, they compete with commercial banks as well as other financial institutions. For instance, savings banks, savings and loan associations, credit unions, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, insurance companies, investment counseling firms and other business firms and individuals offer personal and corporate trust and investment counseling services. The opening of branch banks within One Valley's market areas has increased competition for the Banking Subsidiaries. Although the bank legislation has provided an opportunity for One Valley to acquire banking subsidiaries in other attractive banking areas of the State, it has increased competition for One Valley in its market areas, and, with reciprocal interstate banking, One Valley faces additional competition in efforts to acquire other subsidiaries throughout West Virginia and in neighboring states. The Riegle-Neal Interstate Banking and Branching Efficiency Act will also increase competition among banks. As the owner of a federal savings bank, One Valley has the ability to engage in interstate branching on a nationwide basis through that subsidiary.

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

       As of December 31, 1995, there were 14 multi-bank holding companies and 33 one-bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking"). These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Banking Subsidiaries in their market areas. One Valley has actively competed with some of these bank holding companies to acquire its Banking Subsidiaries.


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

       One Valley is required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any West Virginia or non-West Virginia bank or bank holding company from acquiring shares of a bank if the acquisition would cause the combined deposits of all banks in the State of West Virginia, with respect to which it is a bank holding company, to exceed 20% of the total deposits of all depository institutions in the State of West Virginia. The total deposits of the Banking Subsidiaries were approximately 16% of the total deposits in the State of West Virginia. In 1996, the West Virginia Legislature raised the cap on total deposits from 20% to 25%.


BANKING SUBSIDIARIES

       The Banking Subsidiaries are subject to FDIC deposit insurance assessments. The FDIC set an assessment rate for the Bank Insurance Fund ("BIF") of 0.23% which became effective on July 1, 1991. Effective June 1, 1995, the BIF assessment rate was substantially decreased from 23.5 cents per $100 of deposits to four cents, and effective January 1, 1996, assessments were temporarily eliminated due to the BIF funding status. It is likely that at some point in the future the BIF insurance assessments will again be increased. A large special assessment or substantial increase in the assessment rate could have an adverse impact on One Valley's results of operations.

       The operations of the Banking Subsidiaries are subject to federal and state statutes, which apply to national and state banks. The operations of the Banking Subsidiaries may also be subject to regulations of the OCC, the Board of Governors, the Board of Banking and the FDIC. Following the acquisition of Point Bancorp, Inc., the operations of the federal savings bank will continue to be subject to regulation by the Office of Thrift Supervision and its deposits will be insured by the Savings Association Insurance Fund ("SAIF"). It is anticipated the SAIF insurance assessment will remain at 0.235%. As a result of its prior acquisitions of assets of Savings and Loan institutions, One Valley has over $400 million in deposits insured by the SAIF fund. It has been proposed that during 1996 there be a special one-time assessment on thrift based deposits to replenish the SAIF fund, however, there is no certainty that the proposal will become effective. For One Valley this assessment, if adopted, would be approximately $2,800,000.

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

       In addition, the operations of One Valley Securities Corporation are also subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers and the West Virginia Securities Division.



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

      As of December 31, 1995, the Tier 1 risk-based ratio, total risk-based ratio and total assets leverage ratio for One Valley were as follows:



                                                   Regulatory
                                                   Requirement                  One Valley

      Tier 1 Risk-Based Ratio                          4.00%                       14.9%
      Total Risk-Based Ratio                           8.00%                       16.1%
      Total Assets Leverage Ratio                      3.00%                        9.1%

      As of December 31, 1995 all of One Valley's Banking Subsidiaries had capital in excess of all applicable requirements.

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

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

       Statistical disclosures required by bank holding companies are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages five through 21 of One Valley's 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995. That information is incorporated herein by reference.


Item 2.       Properties

ONE VALLEY AND ONE VALLEY BANK

       One Valley Bank owns the site of One Valley Bank's current banking quarters, One Valley Square in the City of Charleston, West Virginia. This property is leased by One Valley Bank to One Valley Square, Inc. One Valley Square, Inc., constructed a fifteen story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet. In addition, One Valley Bank subleases a portion of the seventh floor to others. One Valley also conducts its operations from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. Upon expiration of the land lease, all improvements will revert to the owner of the land. One Valley Bank also conducts operations at its operations center, also located in Charleston, and at 20 branch locations throughout Kanawha, Putnam, Jackson, and Wood Counties.


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

Item 4.       Submission of Matters to a Vote of Security Holders

       None


Item 4A.      Executive Officers of the Registrant

       The executive officers of One Valley are:


                   Name                          Age                 Banking Experience and Qualifications
Robert F. Baronner                                69        1991 to  Present,  Chairman  of the Board,  One Valley.
                                                            1971 to 1991,  One Valley Bank.  Previously,  President
                                                            and Chief Executive Officer, One Valley.

J. Holmes Morrison                                55        1967 to present,  One Valley Bank.  Vice  President and
                                                            Trust Officer,  1970;  Senior Vice President and Senior
                                                            Trust Officer,  1978;  Executive Vice President,  1982;
                                                            President and Chief Operating Officer,  1985; President
                                                            and Chief  Executive  Officer,  1988;  Chairman  of the
                                                            Board, 1991. Vice President,  One Valley,  1982; Senior
                                                            Vice  President,   One  Valley,  1984;  Executive  Vice
                                                            President,   One  Valley,  1990;  President  and  Chief
                                                            Executive Officer, One Valley, 1991.


Phyllis H. Arnold                                 47        1973-1979,    One   Valley   Bank.    Credit   Officer,
                                                            1974-1977;  Vice  President,  1977-1979.  West Virginia
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
                                                            President,  One Valley Bank, 1988;  President and Chief
                                                            Executive  Officer,  One Valley Bank,  1991;  Executive
                                                            Vice President, One Valley, 1994.




Name                                             Age        Banking Experience and Qualifications


Frederick H. Belden, Jr.                          57        1968  to  present,   One  Valley   Bank.   Senior  Vice
                                                            President  and Senior Trust  Officer,  1982;  Executive
                                                            Vice President,  1986.  Executive Vice  President,  One
                                                            Valley, 1994.

Laurance G. Jones                                 49        1969 to present,  One Valley  Bank.  Controller,  1971;
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

Brent D. Robinson                                 48        1978 to  1994,  Mountaineer  Bankshares,  Inc.  and its
                                                            predecessors;  President and Chief  Executive  Officer,
                                                            One Valley Bank of Huntington,  Inc.,  1995.  Executive
                                                            Vice President, One Valley, 1994.

James A. Winter                                   43        1975 to  present,  One  Valley  Bank.  Vice  President,
                                                            Controller and Assistant  Treasurer,  1982. Senior Vice
                                                            President,  1991;  Vice President and Chief  Accounting
                                                            Officer, One Valley, 1989.


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters

         During 1995, One Valley Common Stock was traded over the counter on the Nasdaq National Market under the symbol "OVWV" by Merrill Lynch, Pierce, Fenner & Smith, Inc.; Keefe, Bruyette & Woods; Robinson Humphrey Co., Inc.; Legg, Mason, Wood, Walker, Inc.; Wheat First Securities, Inc.; Herzog, Heine, Geduld, Inc.; Mayer & Schweitzer, Inc.; McDonald & Company Sec., Inc.; Sandler O'Neill & Partners; Ferris, Baker, Watts, Inc.; and Punk, Ziegel & Knoell. At March 5, 1996, the total number of holders of One Valley Common Stock was approximately 8,900, including shareholders of record and shares held in nominee name. The information set forth in paragraphs number two and three in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 17 of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference.

         Notes C and R of Notes to the Consolidated Financial Statements appearing at pages 27 and 38 of One Valley's 1995 Annual Report to Shareholders are incorporated herein by reference. Table 1 "Six-Year Selected Financial Summary" on page five of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 6.     Selected Financial Data

         Table 1 "Six-Year Selected Financial Summary" on page five of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

         The information contained on pages five through 21 of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

         The information contained on pages 22 through 39 of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference. See Item 14 for additional information regarding the financial statements. The report of Crowe, Chizek and Company LLP, independent auditors of Mountaineer Bankshares of W.Va., Inc., and subsidiaries, for the year ended December 31, 1993, is included as Exhibit 99.2 and incorporated herein by reference.


Item 9.      Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

         None.
                                   20

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

         The information set forth in the sections captioned "Election of Directors", "Management Nominees to the Board of One Valley", "Directors Continuing to Serve Unexpired Terms," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages two through six and page 18 of One Valley's definitive Proxy Statement dated March 18, 1996, is incorporated herein by reference. Reference is also made to the information concerning One Valley's executive officers provided in Part I, Item 4A, of this report.


Item 11.     Executive Compensation

         The information set forth in the sections captioned "Executive Compensation", "Change of Control Arrangements", and "Compensation of Directors" on pages 11 through 14 and page 18 of One Valley's definitive Proxy Statement dated March 18, 1996, is incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management.

         The information set forth in the sections captioned "Principal Holders of Voting Securities" and "Ownership of Securities by Directors, Nominees and Officers" on pages seven through 11 of One Valley's definitive Proxy Statement dated March 18, 1996, is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions

         The information set forth in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee Interlocks and Insider Participation" on pages 18 and 19 of One Valley's definitive Proxy Statement dated March 18, 1996, and Note G of the
Notes to the Consolidated Financial Statements appearing at page 31 of One Valley's 1995 Annual Report to Shareholders is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K



                                                                                    1995 Annual Report
                                                                                      to Shareholders
         Index                                                                                Page(s)


(a) 1.   Financial Statements

         Consolidated Financial Statements
         of One Valley Bancorp of West Virginia,
         Inc. incorporated by reference in Part II,
         Item 8 of this report.

                 Consolidated Balance Sheets at                                                22
                 December 31, 1995 and 1994

                 Consolidated Statements of Income                                             23
                 for the years ended December 31,
                 1995, 1994 and 1993

                 Consolidated Statements of Share-                                             24
                 holders' Equity for the years ended
                 December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows                                         25
                 for the years ended December 31, 1995,
                 1994 and 1993

                 Notes to Consolidated Financial                                               26-38
                 Statements

                 Report of Independent Auditors                                                39

                 Report of Crowe, Chizek and Company LLP,                                      Exhibit 99.2
                 independent auditors of Mountaineer Bankshares                                (Form 10-K)
                 of W.Va., Inc., and subsidiaries, for the year ended
                 December 31, 1993



(a) 2.   Financial Statement Schedules

         All schedules are omitted, as the required  information is inapplicable
         or  the  information  is  presented  in  the   Consolidated   Financial
         Statements or related notes thereto.

(a) 3.   Exhibits required to be Filed by Item 601 of                                     Page(s)
         Regulation S-K and  Item 14(c) of Form 10-K                                      Form 10-K

         See Index to Exhibits                                                                 27

(b)      Reports on Form 8-K:

         By Form 8-K dated October 19, 1995, One Valley reported adoption of a shareholder protection rights agreement.

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


March 15, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


Signature                                            Title                           Date

/s/ Phyllis H. Arnold                                Director                   March 19, 1996
PHYLLIS H. ARNOLD

/s/ Charles M. Avampato                              Director                   March 19, 1996
CHARLES M. AVAMPATO

/s/ Robert F. Baronner                               Director                   March 19, 1996
ROBERT F. BARONNER

                                                     Director                   March   , 1996
C. MICHAEL BLAIR, IV

/s/ James K. Brown                                   Director                   March 19, 1996
JAMES K. BROWN



/s/ John T. Chambers                                 Director                   March 19, 1996
JOHN T. CHAMBERS

/s/ Nelle Ratrie Chilton                             Director                   March 19, 1996
NELLE RATRIE CHILTON

/s/ Ray M. Evans, Jr.                                Director                   March 19, 1996
RAY M. EVANS, JR.

                                                     Director                   March __, 1996
JAMES GABRIEL

/s/ Phillip H. Goodwin                               Director                   March 19, 1996
PHILLIP H. GOODWIN

                                                     Director                   March __, 1996
THOMAS E. GOODWIN

                                                     Director                   March __, 1996
CECIL B. HIGHLAND, JR.

/s/ Laurance G. Jones                                Treasurer and Chief        March 15, 1996
LAURANCE G. JONES                                    Financial Officer
                                                     (Principal Financial
                                                      Officer)

/s/ Robert E. Kamm, Jr.                              Director                   March 14, 1996
ROBERT E. KAMM, JR.

                                                     Director                   March __, 1996
DAVID E. LOWE

                                                     Director                   March __, 1996
JOHN D. LYNCH

/s/ Edward H. Maier                                  Director                   March 19, 1996
EDWARD H. MAIER

/s/ J. Holmes Morrison                               Chief Executive Officer    March 15, 1996
J. HOLMES MORRISON                                   Director and President



                                                     Director                   March __, 1996
CHARLES R. NEIGHBORGALL, III

/s/ Robet O. Orders, Sr.                             Director                   March 19, 1996
ROBERT O. ORDERS, SR.

/s/ John L. D. Payne                                 Director                   March 19, 1996
JOHN L. D. PAYNE

/s/ Angus E. Peyton                                  Director                   March 19, 1996
ANGUS E. PEYTON

                                                     Director                   March __, 1996
LACY I. RICE

                                                     Director                   March __, 1996
BRENT D. ROBINSON

                                                     Director                   March __, 1996
JAMES W. THOMPSON

                                                     Director                   March __, 1996
J. LEE VAN METRE, JR.

                                                     Director                   March __, 1996
RICHARD B. WALKER

                                                     Director                   March __, 1996
H. BERNARD WEHRLE, III

/s/ John H. Wick, III                                Director                   March 19, 1996
JOHN H. WICK, III

                                                     Director                   March __, 1996
THOMAS D. WILKERSON

/s/ Jame A. Winter                                 Vice President and                   March 14, 1996
JAMES A. WINTER                                    Chief Accounting
                                                   Officer (Principal
                                                   Accounting Officer)


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

         Exhibit 3.7 Amendments to the Bylaws of One Valley dated October 18 and December 20, 1995, and a complete copy of One Valley's Bylaws as amended.

         Exhibit 4.1 Shareholder Protection Rights Agreement, filed as a part of One Valley's current report on Form 8-K, dated October 19, 1995, and incorporated herein reference.

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

(13)      1995 Annual Report to Security Holders -- found at page 49 herein.

(21)      Subsidiaries of Registrant -- found at page 97 herein.

(23.1)    Consent of Ernst & Young LLP -- found at page 98 herein.

(23.2)    Consent of Crowe, Chizek and Company LLP -- found at page 99 herein.

(27)      Financial Data Statement -- Edgar filing only

(99.1)    Proxy Statement for the 1996 Annual Meeting of One Valley -- found at page 100 herein.

(99.2)    Report of Independent Auditors - Crowe, Chizek and Company LLP --
             found at page 124 herein.