Form 10-Q
period 1996-03-31
ONE VALLEY BANCORP INC
filed 1996-05-15
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

                                          OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _______.

                            Commission file number 010042


                               One Valley Bancorp, Inc.
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


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996 was:

                Common Stock, $10.00 par value -- 16,467,451 shares

                             One Valley Bancorp, Inc.

                          Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                       March 31   December 31    March 31
                                                                         1996         1995         1995
ASSETS
Cash and Due From Banks                                                 $128,997     $140,617     $136,845
Interest Bearing Deposits With Other Banks                                20,981        8,259       12,884
Federal Funds Sold                                                             0       16,800       15,850
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             149,978      165,676      165,579
Securities
   Available-for-Sale, at fair value                                     904,682      871,699      553,018
   Held-to-Maturity (Estimated Fair Value,
   March 31, 1996 - $205,668; December 31, 1995 - $212,040;
   March 31, 1995 - $432,575)                                            203,594      205,153      439,339
Loans
   Total Loans                                                         2,546,298    2,511,962    2,412,895
   Less: Allowance For Loan Losses                                        39,836       39,534       38,412
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,506,462    2,472,428    2,374,483
Premises & Equipment - Net                                                80,172       80,688       82,741
Other Assets                                                              65,054       62,652       64,112
                                                                      ----------   ----------   ----------
   Total Assets                                                       $3,909,942   $3,858,296   $3,679,272
                                                                      ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                 $393,349     $389,514     $391,908
   Interest Bearing                                                    2,723,202    2,658,822    2,645,060
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,116,551    3,048,336    3,036,968
Short-term Borrowings
   Federal Funds Purchased                                                45,968       54,005       11,055
   Repurchase Agreements and Other Borrowings                            341,349      335,775      234,054
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           387,317      389,780      245,109
Long-term Borrowings                                                      12,904       13,411       14,445
Other Liabilities                                                         43,184       40,467       37,902
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,559,956    3,491,994    3,334,424
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 18,058,639 shares at March 31, 1996;
      18,016,584 shares at December 31, 1995;
      17,959,750 shares at March 31, 1995                                180,587      180,166      179,598
   Capital Surplus                                                        35,081       34,603       34,107
   Retained Earnings                                                     176,823      168,625      144,351
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred taxes                                                1,438        6,252       (2,337)
   Treasury Stock - 1,591,188 shares at March 31, 1996,
      954,200 shares at December 31, 1995;
      550,500 shares at March 31, 1995; at cost                          (43,943)     (23,344)     (10,871)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         349,986      366,302      344,848
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $3,909,942   $3,858,296   $3,679,272
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                      For The Three Months
                                                                                         Ended March 31
                                                                                       1996         1995
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                                         $55,308      $52,030
      Tax-Exempt                                                                          644          628
                                                                                     --------     --------
            Total                                                                      55,952       52,658
   Interest on Investment Securities
      Taxable                                                                          14,034       11,939
      Tax-Exempt                                                                        2,773        2,504
                                                                                     --------     --------
            Total                                                                      16,807       14,443
   Other Interest Income                                                                  101          200
                                                                                     --------     --------
            Total Interest Income                                                      72,860       67,301
INTEREST EXPENSE
   Deposits                                                                            27,399       24,491
   Short-term Borrowings                                                                4,423        3,276
   Long-term Borrowings                                                                   200          228
                                                                                     --------     --------
      Total Interest Expense                                                           32,022       27,995
                                                                                     --------     --------
Net Interest Income                                                                    40,838       39,306
Provision For Loan Losses                                                               1,149        1,113
                                                                                     --------     --------
Net Interest Income
   After Provision For Loan Losses                                                     39,689       38,193
OTHER INCOME
   Trust Department Income                                                              2,192        1,904
   Service Charges on Deposit Accounts                                                  3,414        3,166
   Real Estate Loan Processing & Servicing Fees                                         1,351        1,115
   Other Service Charges and Fees                                                       1,356        1,085
   Other Operating Income                                                               1,465        1,526
   Securities Transactions                                                               (294)           7
                                                                                     --------     --------
      Total Other Income                                                                9,484        8,803
OTHER EXPENSES
   Salaries and Employee Benefits                                                      16,316       16,443
   Occupancy Expense - Net                                                              1,737        1,528
   Equipment Expenses                                                                   2,152        2,144
   Federal Deposit Insurance                                                              247        1,658
   Outside Data Processing                                                              1,223        1,069
   Other Operating Expenses                                                             8,542        7,522
                                                                                     --------     --------
      Total Other Expenses                                                             30,217       30,364
                                                                                     --------     --------
Income Before Taxes                                                                    18,956       16,632
Applicable Income Taxes                                                                 6,308        5,344
                                                                                     --------     --------
NET INCOME                                                                            $12,648      $11,288
                                                                                     ========     ========

NET INCOME PER COMMON SHARE                                                             $0.75        $0.66
                                                                                     ========     ========

Based on Average Shares Outstanding of                                                 16,794       17,079

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                            on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1995                                  $180,166      $34,603     $168,625     ($23,344)      $6,252
Three Months March 31, 1996
   Net Income                                                     0            0       12,648            0            0
   Cash Dividends ($.27 per share)                                0            0       (4,450)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0       (4,814)
   Treasury Shares Purchased                                      0            0            0      (20,599)           0
   Stock Options Exercised                                      421          478            0            0            0
                                                           --------     --------     --------     --------     --------
Balance March 31, 1996                                     $180,587      $35,081     $176,823     ($43,943)      $1,438
                                                           ========     ========     ========     ========     ========


Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Three Months Ended March 31, 1995
   Net Income                                                     0            0       11,288            0            0
   Cash Dividends ($.25 per share)                                0            0       (4,374)           0            0
   Change in Fair Value of Securities                             0            0            0            0            0
      Available for Sale, net of deferred taxes                   0            0            0            0        4,198
   Treasury Shares Purchased                                      0            0            0         (498)           0
   Stock Options Exercised                                       98           23            0            0            0
                                                           --------     --------     --------     --------     --------
Balance March 31, 1995                                     $179,598      $34,107     $144,351     ($10,871)     ($2,337)
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                         For The Three Months
                                                                            Ended March 31
                                                                          1996         1995
OPERATING ACTIVITIES
   Net Income                                                            $12,648      $11,288
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         1,149        1,113
         Depreciation                                                      2,012        1,926
         Amortization and Accretion                                          968          775
         Net Loss (Gain) From Sales of Assets                                294           (7)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (2,228)      (2,661)
            Accrued Interest Payable                                       2,595        1,123
            Other Assets and Other Liabilities                             3,550        6,117
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     20,988       19,674

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                   28,232       27,678
   Proceeds From Maturities of Securities Available for Sale              66,934       67,391
   Proceeds From Maturities of Securities Held to Maturity                 2,706        6,191
   Purchases of Securities Available for Sale                           (137,188)     (66,225)
   Purchases of Securities Held to Maturity                               (1,172)        (593)
   Net Increase In Loans                                                 (35,797)     (27,691)
   Acquisition of Subsidiary, Net of Cash Paid                                 0        4,454
   Purchases of Premises and Equipment                                    (1,496)      (1,231)
                                                                        --------     --------
            Net Cash (Used in) Provided by Investing Activities          (77,781)       9,974

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposit      68,215       68,344
   Net Decrease in Federal Funds Purchased                                (8,037)     (42,090)
   Net Increase (Decrease) in Other Short-term Borrowings                  5,574      (88,140)
   Proceeds From Long-term Borrowings                                          0            0
   Repayment of Long-term Debt                                              (507)      (5,505)
   Proceeds From Issuance of Common Stock                                    899          122
   Acquisition of Treasury Stock                                         (20,599)        (498)
   Dividends Paid                                                         (4,450)      (4,374)
                                                                        --------     --------
            Net Cash Provided by (Used in) Financing Activities           41,095      (72,141)
                                                                        --------     --------
Decrease in Cash and Cash Equivalents                                    (15,698)     (42,493)

Cash And Cash Equivalents at Beginning of Year                           165,676      208,072
                                                                        --------     --------
Cash And Cash Equivalents, March 31                                     $149,978     $165,579
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

Note B - Accounting Change

In May 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights" which is applicable to One Valley in 1996. FAS 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are acquired through loan origination acitivites and those acquired through purchase transactions. As of January 1, 1996, One Valley adopted FAS 122, the results of which are included in the first three months of operating results presented for One Valley in this report.

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which is applicable to One Valley in 1996. The Statement provides companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" or applying the provisions of Statement 123. As a result, One Valley has decided to continue to apply the provisions of APB No. 25 to account for stock-based compensation. Required disclosure will be made in the 1996 year-end financial statements for One Valley.

Note C - Acquisitions and Name Change

At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 0.6774 shares of its common stock and for each share of CSB Financial's common stock. The transaction was valued at approximately $55.7 million, or $21.08 per share of CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results in future periods after April 30, 1996, will include the operations of CSB Financial only from the date of acquisition. Coinciding with that transaction, One Valley shareholders voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc. This report refers to the registrant as One Valley Bancorp, Inc.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 31, 1996


INTRODUCTION AND SUMMARY

     Net income for the first quarter of 1996 totaled $12.6 million, an increase of 12.1% over the $11.3 million earned in the same quarter of 1995.
On a per share basis, net income of $0.75 for the first quarter of 1996 increased 13.7% over the $0.66 earned during the same period in 1995. The improvement in earnings during the quarter can be attributed, in large part, to higher net interest income and non-interest income.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.32% in the first three months of 1996, an increase from the 1.25% earned during the first three months of 1995. Return on average equity (ROE) also increased, from 13.75% for the first three months of 1995 to 13.93% earned over the first three months of 1996.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1996. This discussion should be read in conjunction with the 1995 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 1996, was $42.7 million on a fully tax-equivalent basis, a 4.1% increase over the $41.0 million earned during the same period in 1995. This increase is largely due to a $141.0 million, or 5.9% increase in average total loans and a $107.6 million, or 11.0% increase in average securities during the first three months comparison. Average earning assets increased by 7.3% in the first three months of 1996 over the same period in 1995, while average interest bearing liabilities increased by 7.0% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and a higher interest rate environment. However, since the growth in loans, One Valley's highest yielding asset, outpaced the growth in average interest bearing liabilities, net interest income also increased.

     As shown in the consolidated average balance sheets (page 17), the yield on earning assets remained constant at 8.36% in the first quarter of 1995 versus the first quarter of 1996. During the same period, the cost of interest bearing liabilities increased 23 basis points to 4.19% from last year's 3.96% level. This increased cost has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract deposit funds into certificates of deposit. Additional discussion of the changes in balance sheet mix is included in a later section of this report. Due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.77% during the first three months of 1996, compared to 4.96% during the first three months of 1995. At March 31, 1996, One Valley's asset/liability structure was slightly asset sensitive. One Valley anticipates that over the next twelve months a rising rate scenario would have a slight positive influence on net interest income whereas, declining rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $1.1 million for the first quarter ended March 31, 1996, which equaled the provisions made in the same period of 1995. The provision for loan losses was based upon One Valley's continued evaluation process of the adequacy of the allowance for loan losses. As a percentage of average total loans, the provision for loan losses through the first three months of 1996 was 0.18% annualized which was slightly below the 0.19% for the first quarter of 1995. Net charge-offs as a percentage of average total loans in the first three months of 1996 increased to 0.13% on an annualized basis, up from an annualized 0.06% during the first three months of 1995.

     Total non-performing assets at March 31, 1996, were 0.35% of period-end loans, unchanged from year-end 1995 but down from the 0.44% at March 31, 1995. At March 31, 1996, loans past due over 90 days were 0.18% of outstanding loans, a decrease from the 0.22% level at year-end 1995, but up from the 0.13% at March 31, 1995. The dollar amounts of both non-performing assets and loans past due over 90 days are summarized on page 16.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable. At March 31, 1996, the allowance was 1.56% of outstanding loans, as compared to the 1.57% at year-end and the 1.59% one year ago.

Non-Interest Income and Expense

     Total non-interest income was $9.5 million through the first three months of 1996, up 7.7% from the $8.8 million non-interest income earned during the same period in 1995. Trust income increased by 15.1% from the first three months of last year due to the increase in market value of trust assets managed during the first quarter of 1996 when compared to the same period of 1995. Service charges on deposit accounts increased by 7.8% in the first three month comparison due to changes in the service charge fee structure. Real estate loan processing and service fees increased by 21.2% when compared to the first three months of 1995. This increase is due to a higher level of fees from secondary mortgage loan activity combined with income recognized with the adoption of FAS 122, "Accounting for Mortgage Servicing Rights." Other service charges and fees increased by 25.0% over the first three months of 1995, primarily due to increases in sales of mutual funds and other investment products and increased sales of credit life commissions. Other operating income decreased by 4.0% due primarily to a lower level of income recognized on the disposition of other real estate owned and other loan payoffs. Securities losses of $294,000 were taken in the first quarter of 1996 as part of a restructing of a portion of One Valley's investment portfolio.

     In May 1995, the FASB issued Statement 122, Accounting for Mortgage Servicing Rights. Statement 122 requires financial institutions to recognize rights to service mortgage loans for others as separate assets. Mortgage Servicing Rights can be purchased from a third party or retained from loans originated internally and sold to third party investors. This statement was adopted as of January 1, 1996. The adoption of this Statement has had no material effect on One Valley's financial statements for the first three months and is expected to be immaterial in future periods.

     Total non-interest expense was $30.2 million of operating costs during the three months ended March 31, 1996, relatively unchanged from the $30.4 million from the same period in 1995. Staff costs remained consistent with the level one year ago. Staffing levels have declined by 4.3% from March 31, 1995, as operations are continually being streamlined and staffing levels are reduced through normal attrition. Savings were partially offset by normal salary and benefit increases. Occupancy expense increased by 13.7% primarily due to an increase in depreciation resulting from facility renovations coupled with utility and maintenance costs associated with the unusual winter weather during the quarter. Outside data processing expense increased by 14.4% above the same period in 1995 primarily due to the second and third quarter 1995 conversions of newly acquired affiliates to a common external data processing system.
Other operating expenses increased 13.6% in the first three months of 1996 due to increased expenditures in a number of miscellaneous categories including employee education, advertising and promotions, maintenance and disposition of other real estate owned, consulting, and intangible amortization expense.

     During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) lowered its insurance assessment rates as part of the nationwide funding of the Bank Insurance Fund (BIF). This drop in rates explains the 85% decrease in Federal Deposit Insurance expense from the first quarter of 1995 to the first quarter of 1996. Congress continues to debate the legislation to boost the Savings Association Insurance Fund (SAIF) with a one time assessment on thrift deposits. At March 31, 1996, One Valley had over $400 million of SAIF assessable deposits resulting from prior acquisitions of savings and loan institutions. Accordingly, One Valley will continue to pay premiums on these SAIF insured deposits at the level experienced in the first quarter of 1996. If legislation currently being debated is enacted, One Valley would recognize a one time assessment of approximately $2.8 million in the period in which the law is enacted, excluding the effect of CSB Financial deposits.

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of differently sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first three months of 1996 was 2.28%, down from 2.39% during all of 1995 and down from the 2.59% during the first three months of 1995. This improvement is a result of a growth in average earning assets and a decrease in net overhead costs. Average earning assets increased 7.3% in the first three months of 1996 when compared with the same period in 1995. Net overhead, however, has decreased by $1.1 million during the same period partially due to the increase in non-interest income and partially due to the decline in FDIC insurance expense.

     Income tax expense increased by $964,000, or 18.0%, for the first three months of 1996 in comparison to 1995. The increase in taxes is primarily a result of the 14.0% growth in pretax earnings. One Valley's effective income tax rate for the first three months of 1996 was 33.3% compared to 32.1% during the first three months of 1995.

FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first three months of 1995. At March 31, 1996, total loans exceeded March 31, 1995, levels by 5.5% or $133.4 million. The consolidated loan-to-deposit ratio has also increased to 80.4% at March 31, 1996, compared to 78.2% at March 31, 1995. Since year-end 1995, total loans have increased by 1.4% or $34.3 million. This increase in total loans has resulted from growth in the three major loan categories; commercial, real estate, and consumer installment.

     Investment portfolio assets increased $31.4 million or 2.9% from the level at year-end and increased by 11.7% or $115.9 million from the level one year ago. The increase in the investment portfolio over the 1995 level is due to One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the company.

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

     One Valley adopted the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. At year-end 1994, approximately 55% of the total investment portfolio was classified as available-for-sale, while 45% was classified as held-to-maturity. On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Sepcial Report, One Valley chose to reclassify certain securities from held-to-maturity to available-for-sale and thus increase the potential liquidity of the investment portfolio. At the date of transfer, the amortized cost of those securities was $264.8 million and the net unrealized holding gain on those securities was approximately $3.3 million. As a result, at year-end 1995, approximately 81% of the total investment portfolio was classified as available-for-sale, while 19% was classified as held-to-maturity. At the end of the first quarter of 1996, those ratios have changed only slightly from year-end but significantly from March one year ago. At March 31, 1996, approximately 82% of the total investment portfolio was classified as available-for-sale, while 18% was classified as held-to-maturity, compared to 56% and 44%, respectively, for March 31, 1995.

     Securities designated as available-for-sale at March 31, 1996, had an historical cost of $902.3 million, with an unrealized gain of approximately $2.4 million, which increased shareholders' equity by $1.4 million, net of $1.0 million in deferred income taxes. At year-end December 31, 1995, and March 31, 1995, securities available-for-sale had a historical cost of $861.3 million and $556.9 million, with an unrealized gain of approximately $10.4 million and an unrealized loss of approximately $3.9 million, respectively. The unrealized gain increased shareholders' equity by $6.3 million, while the unrealized loss decreased shareholders' equity by $2.3 million, net of $4.2 and $1.6 million in deferred taxes, respectively.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1995. As shown on the consolidated average balance sheets (page 17), average tax-exempt securities in the first three months of 1996 increased by 14.1% or $25.2 million over the average during the first three months of 1995. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     One Valley had no federal funds sold at March 31, 1996, compared to $16.8 million at year-end and $15.9 million one year ago. However, One Valley averaged $12.7 million in federal funds sold during the first three months of 1996, down 16.9% from the same period in 1995. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at March 31, 1996, increased $68.2 million or 2.2% from the level at year-end and increased $79.6 million or 2.6% since March 31, 1995. Non-interest bearing deposits have increased by 1.0% from year-end, and have increased by 0.4% since March 31, 1995. Interest bearing deposits at March 31, 1996, increased $64.4 million or 2.4% from year-end and $78.1 million or 3.0% from one year ago. Average interest bearing deposits for the first quarter of 1996 increased 4.3% over the average for the same period of 1995. Over the past few years growth in banking deposits has been modest. Due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. In 1995 through the first quarter of 1996, One Valley offered higher interest rates on deposit accounts to its customers. The average rate paid on interest bearing deposits increased to 4.10% in the first three months of 1996, up from the 4.06% average rate paid for all of 1995, and the 3.86% average rate paid in the first three months of 1995. In an effort to meet customer expectations for an integrated financial services delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

     Total short-term borrowings decreased slightly by $2.5 million or 0.6% from the year-end level, but increased $142.2 million or 58% from the level at March 31, 1995. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the company, and commercial paper can fluctuate significantly depending upon loan demand and One Valley's asset/liablility strategy. The increase from March one year ago includes a $34.9 million increase in federal funds purchased, a $37.8 million increase in customer overnight repurchase agreements, and a $60.2 million increase in short-term borrowings with the Federal Home Loan Bank and other correspondent banks. This increased level of short-term borrowings has been used to fund loan growth as well as a higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings declined $500,000 or 3.8% since year-end 1995 and $1.5 million or 10.7% since March 31, 1995. The decline since year-end 1995 was the result of $500,000 in payments on long-term advances from the FHLB.
The $12.9 million of long-term borrowings at March 31, 1996, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $5.0 million of these advances mature in 1996.

Acquisitions and Name Change

     At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged
0.6774 shares of its common stock for each share of CSB Financial's common stock. The transaction was valued at approximately $55.7 million, or $21.08 per share of CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results in future periods after April 30, 1996, will include the operations of CSB Financial only from the date of acquisition. Coinciding with that transaction, One Valley shareholders voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio has decreased slightly since year-end but remains strong compared to industry standards. At March 31, 1996, the ratio was 8.95% compared to 9.49% at December 31, 1995, and 9.37% one year ago. This decrease since year-end is primarily attributable to the repurchase of common shares of One Valley Bancorp stock in the open market which was initiated as part of the CSB Financial acquisition.

     One Valley's cash dividends, totaling $0.27 per share through the first three months of 1996, were up 8% over the $0.25 per share dividend during the same period in 1995. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at March 31, 1996 was 15.28%, well above the 8.0% required, while its Tier I capital ratio was 14.03%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.72% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

     The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries which, although restricted by banking regulations, are adequate to meet its cash needs.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase an additional 1.8 million shares of One Valley common stock. As of March 31, 1996, One Valley held 1.6 million shares of treasury stock and has remaining Board authorization for the repurchase of 1.4 million additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                                      For The Three Months
                                                                                         Ended March 31
                                                                                        1996        1995
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                                                        $39,534     $37,438
   Loan Losses                                                                           1,258       1,040
   Loan Recoveries                                                                         411         666
                                                                                       -------     -------
      Net Charge-offs                                                                      847         374
   Balance of Acquired Subsidiary                                                            0         235
   Provision For Loan Losses                                                             1,149       1,113
                                                                                       -------     -------
   Balance, End of Period                                                              $39,836     $38,412
                                                                                       =======     =======

Total Loans, End of Period                                                          $2,546,298  $2,412,895
Allowance For Loan Losses As a % of Total Loans                                           1.56        1.59
                                                                                    ==========  ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                    $7,459      $8,891
   Foreclosed Properties                                                                 1,384       1,301
   Restructured Loans                                                                        0         415
                                                                                       -------     -------
   Total Non-Performing Assets                                                          $8,843     $10,607
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.35        0.44

Loans Past Due Over 90 Days                                                             $4,653      $3,236
Loans Past Due Over 90 Days As a % of Total Loans                                         0.18        0.13

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                                                                           Three Months Ended March 31
                                                                                           1996                    1995
                                                                                      Amount  Yield/Rate      Amount  Yield/Rate
                                                                                                 (pct.)                 (pct.)
ASSETS
Loans
   Taxable                                                                          $2,481,722    8.94      $2,345,268   9.00
   Tax-Exempt                                                                           39,563   10.04          35,052  11.18
                                                                                    ----------              ----------
      Total                                                                          2,521,285    8.96       2,380,320   9.03
   Less: Allowance for Losses                                                           39,720                  37,810
                                                                                    ----------              ----------
      Net Loans                                                                      2,481,565    9.10       2,342,510   9.18
Securities
   Taxable                                                                             881,966    6.36         799,511   5.97
   Tax-Exempt                                                                          203,946    8.37         178,769   8.62
                                                                                    ----------              ----------
      Total                                                                          1,085,912    6.74         978,280   6.46
Federal Funds Sold & Other                                                              12,652    3.20          15,233   5.32
                                                                                    ----------              ----------
   Total Earning Assets                                                              3,580,129    8.36       3,336,023   8.36
Other Assets                                                                           255,798                 265,948
                                                                                    ----------              ----------
   Total Assets                                                                     $3,835,927              $3,601,971
                                                                                    ==========              ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                                                                         $2,681,455    4.10      $2,570,233   3.86
   Short-term Borrowings                                                               370,538    4.79         280,142   4.74
   Long-term Borrowings                                                                 13,197    6.08          15,208   6.08
                                                                                    ----------              ----------
      Total Interest
         Bearing Liabilities                                                         3,065,190    4.19       2,865,583   3.96
Non-interest Bearing Deposits                                                          368,609                 374,965
Other Liabilities                                                                       39,059                  32,997
                                                                                    ----------              ----------
   Total Liabilities                                                                 3,472,858               3,273,545
Shareholders' Equity                                                                   363,069                 328,426
                                                                                    ----------              ----------
   Total Liabilities & Equity                                                       $3,835,927              $3,601,971
                                                                                    ==========              ==========

Interest Income To Earning Assets                                                                 8.36                   8.36
Interest Expense To Earning Assets                                                                3.59                   3.40
                                                                                                ------                 ------
Net Interest Margin                                                                               4.77                   4.96
                                                                                                ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                               One Valley Bancorp, Inc.

                             Part II.  Other Information

Item 6.     Exhibits and Reports on Form 10-Q

   a.)     Exhibits

       11.   Statement of Computation of Earnings per Share - page 19 attached.
       27.   Financial Data Schedule - electronic filing only.

   b.)     Reports on Form 8-K

       January 26, 1996 - Definitive Agreement with CSB Financial
       March 21, 1996 - Change in date of CSB Merger
       April 30, 1996 - CSB Merger Announcement


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         One Valley Bancorp, Inc.

DATE   May 14, 1996


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