Form 10-Q
period 1996-06-30
ONE VALLEY BANCORP INC
filed 1996-08-14
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1996

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
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)              Identification No.)

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


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996 was:

                Common Stock, $10.00 par value -- 18,024,668 shares

                             One Valley Bancorp, Inc.

                          Part I.  Financial Information

Item 1.	Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 18 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                        June 30    December 31    June 30
                                                                          1996         1995         1995
ASSETS
Cash and Due From Banks                                                 $138,062     $140,617     $144,337
Interest Bearing Deposits With Other Banks                                11,317        8,259        8,485
Federal Funds Sold                                                         4,437       16,800       16,700
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             153,816      165,676      169,522
Securities
   Available-for-Sale, at fair value                                     988,796      871,699      544,570
   Held-to-Maturity (Estimated Fair Value,
   June 30, 1996 - $204,085; December 31, 1995 - $212,040;
   June 30, 1995 - $469,125)                                             207,749      205,153      465,004
Loans
   Total Loans                                                         2,758,272    2,511,962    2,438,786
   Less: Allowance For Loan Losses                                        42,150       39,534       38,642
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,716,122    2,472,428    2,400,144
Premises & Equipment - Net                                                85,861       80,688       81,618
Other Assets                                                              89,434       62,652       63,033
                                                                      ----------   ----------   ----------
   Total Assets                                                       $4,241,778   $3,858,296   $3,723,891
                                                                      ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                 $392,610     $389,514     $383,441
   Interest Bearing                                                    2,982,373    2,658,822    2,636,778
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,374,983    3,048,336    3,020,219
Short-term Borrowings
   Federal Funds Purchased                                                17,443       54,005       48,639
   Repurchase Agreements and Other Borrowings                            389,184      335,775      255,239
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           406,627      389,780      303,878
Long-term Borrowings                                                      17,898       13,411       11,440
Other Liabilities                                                         43,145       40,467       34,636
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,842,653    3,491,994    3,370,173
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 19,871,356 shares at June 30, 1996;
      18,016,584 shares at December 31, 1995;
      17,980,357 shares at June 30, 1995                                 198,714      180,166      179,804
   Capital Surplus                                                        73,220       34,603       34,244
   Retained Earnings                                                     185,954      168,625      152,323
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred taxes                                               (6,434)       6,252        2,154
   Treasury Stock - 1,846,688 shares at June 30, 1996,
      954,200 shares at December 31, 1995;
      680,500 shares at June 30, 1995; at cost                           (52,329)     (23,344)     (14,807)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         399,125      366,302      353,718
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $4,241,778   $3,858,296   $3,723,891
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                             For The Three Months       For The Six Months
                                                                Ended June 30              Ended June 30
                                                            1996            1995         1996         1995
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                               $58,327      $53,990     $113,635     $106,020
      Tax-Exempt                                                662          626        1,306        1,254
                                                           --------     --------     --------     --------
            Total                                            58,989       54,616      114,941      107,274
   Interest on Investment Securities
      Taxable                                                15,963       12,701       29,997       24,641
      Tax-Exempt                                              2,778        2,502        5,551        5,006
                                                           --------     --------     --------     --------
            Total                                            18,741       15,203       35,548       29,647
   Other Interest Income                                        144          923          245        1,123
                                                           --------     --------     --------     --------
            Total Interest Income                            77,874       70,742      150,734      138,044
INTEREST EXPENSE
   Deposits                                                  29,656       27,039       57,055       51,530
   Short-term Borrowings                                      4,449        3,198        8,872        6,476
   Long-term Borrowings                                         256          185          456          411
                                                           --------     --------     --------     --------
      Total Interest Expense                                 34,361       30,422       66,383       58,417
                                                           --------     --------     --------     --------
Net Interest Income                                          43,513       40,320       84,351       79,627
Provision For Loan Losses                                     1,334        1,113        2,483        2,226
                                                           --------     --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                           42,179       39,207       81,868       77,401
OTHER INCOME
   Trust Department Income                                    2,488        2,123        4,680        4,027
   Service Charges on Deposit Accounts                        3,693        3,568        7,107        6,734
   Real Estate Loan Processing & Servicing Fees               1,431        1,164        2,782        2,279
   Other Service Charges and Fees                             1,411        1,300        2,767        2,385
   Other Operating Income                                     1,358        1,521        2,823        3,047
   Securities Transactions                                       28           13         (266)          20
                                                           --------     --------     --------     --------
      Total Other Income                                     10,409        9,689       19,893       18,492
OTHER EXPENSES
   Salaries and Employee Benefits                            16,358       15,438       32,674       31,881
   Occupancy Expense - Net                                    1,673        1,572        3,410        3,100
   Equipment Expenses                                         2,126        2,263        4,278        4,407
   Federal Deposit Insurance                                    354        1,678          601        3,336
   Outside Data Processing                                    1,333        1,147        2,556        2,216
   Other Operating Expenses                                   9,534        8,364       18,076       15,886
                                                           --------     --------     --------     --------
      Total Other Expenses                                   31,378       30,462       61,595       60,826
                                                           --------     --------     --------     --------
Income Before Taxes                                          21,210       18,434       40,166       35,067
Applicable Income Taxes                                       7,170        6,137       13,478       11,481
                                                           --------     --------     --------     --------
NET INCOME                                                  $14,040      $12,297      $26,688      $23,586
                                                           ========     ========     ========     ========

NET INCOME PER COMMON SHARE                                   $0.80        $0.71        $1.55        $1.37
                                                           ========     ========     ========     ========

Based on Average Shares Outstanding of                       17,588       17,354       17,191       17,217

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                            Unrealized
                                                                                                            Gain (Loss)
                                                                                                           on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1995                                  $180,166      $34,603     $168,625     ($23,344)      $6,252
Stock Issued for Acquisition                                 17,890       37,817            0            0            0
Six Months Ended June 30, 1996
   Net Income                                                     0            0       26,688            0            0
   Cash Dividends ($.54 per share)                                0            0       (9,359)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0      (12,686)
   Treasury Shares Purchased                                      0            0            0      (28,985)           0
   Stock Options Exercised                                      658          800            0            0            0
                                                           --------     --------     --------     --------     --------
Balance June 30, 1996                                      $198,714      $73,220     $185,954     ($52,329)     ($6,434)
                                                           ========     ========     ========     ========     ========


Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Six Months Ended June 30, 1995
   Net Income                                                     0            0       23,586            0            0
   Cash Dividends ($.50 per share)                                0            0       (8,700)           0            0
   Change in Fair Value of Securities                             0            0            0            0            0
      Available for Sale, net of deferred taxes                   0            0            0            0        8,689
   Treasury Shares Purchased                                      0            0            0       (4,434)           0
   Stock Options Exercised                                      304          160            0            0            0
                                                           --------     --------     --------     --------     --------
Balance June 30, 1995                                      $179,804      $34,244     $152,323     ($14,807)      $2,154
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                          For The Six Months
                                                                            Ended June 30
                                                                          1996         1995
OPERATING ACTIVITIES
   Net Income                                                            $26,688      $23,586
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         2,483        2,226
         Depreciation                                                      4,066        4,021
         Amortization and Accretion                                        2,071        1,659
         Net Loss (Gain) From Sales of Assets                                352          (20)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                     (902)      (2,870)
            Accrued Interest Payable                                       1,142        2,312
            Other Assets and Other Liabilities                               833         (454)
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     36,733       30,460

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                   85,806       55,625
   Proceeds From Maturities of Securities Available for Sale             100,345      140,917
   Proceeds From Maturities of Securities Held to Maturity                 3,150       14,409
   Purchases of Securities Available for Sale                           (189,903)    (152,337)
   Purchases of Securities Held to Maturity                               (5,788)     (34,702)
   Net Increase In Loans                                                 (84,260)     (54,127)
   Acquisition of Subsidiary, Net of Cash Paid                            10,866        4,454
   Purchases of Premises and Equipment                                    (4,016)      (2,203)
                                                                        --------     --------
            Net Cash Used in Investing Activities                        (83,800)     (27,964)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposit      69,515       51,595
   Net Decrease in Federal Funds Purchased                               (36,562)      (4,506)
   Net Increase (Decrease) in Other Short-term Borrowings                 42,653      (66,955)
   Repayment of Long-term Debt                                            (3,513)      (8,510)
   Proceeds From Issuance of Common Stock                                  1,458          464
   Purchase of Treasury Stock                                            (28,985)      (4,434)
   Dividends Paid                                                         (9,359)      (8,700)
                                                                        --------     --------
            Net Cash Provided by (Used in) Financing Activities           35,207      (41,046)
                                                                        --------     --------
Decrease in Cash and Cash Equivalents                                    (11,860)     (38,550)

Cash And Cash Equivalents at Beginning of Year                           165,676      208,072
                                                                        --------     --------
Cash And Cash Equivalents, June 30                                      $153,816     $169,522
                                                                        ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of PresentationThe accounting and reporting policies of One Valley conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial staements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report of One Valley.

Note B - Accounting Change

In May 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights" which is applicable to One Valley in 1996. FAS 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are acquired through loan origination acitivites and those acquired through purchase transactions. As of January 1, 1996, One Valley adopted FAS 122, the results of which are included in the first six months of operating results presented for One Valley in this report and are immaterial.

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

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is applicable to One Valley effective January 1, 1997. This statement establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. The Statement also establishes standards surrounding settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. One Valley's management anticipates this statement to have an immaterial effect on the financial results of the company for 1997.


Note C - Acquisitions and Name Change

At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 0.6774 shares of its common stock and for each share of CSB Financial's common stock. The transaction was valued at approximately $55.7 million, or $21.08 per share of CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results as of June 30, 1996, include the operations of CSB Financial only from the date of acquisition. Coinciding with the close of that transaction, One Valley shareholders previously voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc. This report refers to the registrant as One Valley Bancorp, Inc.

Note D - Securities

One Valley adopted the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, One Valley designates securities as available-for-sale or held-to-maturity based on management's intent at the time the security is purchased. Securities designated as available-for-sale at June 30, 1996, had an historical cost of $999.5 million, with an unrealized loss of approximately $10.7 million, which decreased shareholders' equity by $6.4 million, net of $4.3 million in deferred income taxes. At year-end December 31, 1995, and June 30, 1995, securities available-for-sale had a historical cost of $861.3 million and $540.9 million, with an unrealized gain of approximately $10.4 million and $3.6 million, respectively. The unrealized gains increased shareholders' equity by $6.3 million and $2.2 million, net of $4.2 and $1.4 million in deferred income taxes, respectively.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 1996


	Net income for the second quarter of 1996 totaled $14.0 million, a 14.2% increase over the $12.3 million earned in the same quarter of 1995. On a per share basis, net income of $0.80 for the second quarter of 1996 increased 12.7% over the $0.71 earned during the same period in 1995. The improvement in earnings during the quarter can primarily be attributed to higher net interest income.

	Net income for the first six months of 1996 totaled $26.7 million, a 13.2% increase over the first six months of 1995. Earnings per share during the six month period were $1.55, up 13.1% from the $1.37 earned in the first six months of 1995.

	Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.37% in the second quarter of 1996, an increase from the 1.33% earned during the same period of 1995. Return on average equity (ROE) also increased, from 14.10% for the second quarter of 1995 to 14.50% earned in the second quarter of 1996.

	The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1996. This discussion should be read in conjunction with the 1995 Annual Report to Shareholders and the other financial information included in this report.

Acquisitions and Name Change

	At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 0.6774 shares of its common stock for each share of CSB Financial's common stock. The transaction was valued at approximately $55.7 million, or $21.08 per share of CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results as of June 30, 1996, include the operations of CSB Financial only from the date of acquisition. Coinciding with the close of that transaction, One Valley shareholders previously voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc.



RESULTS OF OPERATIONS

Net Interest Income

	Net interest income for the six months ended June 30, 1996, was $88.0 million on a fully tax-equivalent basis, a 6.1% increase over the $83.0 million earned during the same period in 1995. This increase is largely due to a $200.6 million, or 8.4% increase in average total loans and a $149.5 million, or 15.2% increase in average securities during the first six month comparison. In total, average earning assets increased by 9.6% or $323.5 million in the first six months of 1996 over the same period in 1995, while average interest bearing liabilities increased by 9.8% or $284.7 million in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately thirty percent of this growth was attributable to the second quarter acquisition of CSB Financial Corporation while the remainder was due to internal growth.

	As shown in the consolidated average balance sheets (page 18), the yield on earning assets declined to 8.37% for the first six months of 1996 from 8.42% during the first six months of 1995. During the same period, the cost of interest bearing liabilities increased 13 basis points to 4.20% from last year's 4.07% level. This increased cost has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract deposit funds into certificates of deposit. Additional discussion of the changes in balance sheet mix is included in a later section of this report. Due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.77% during the first six months of 1996, compared to 4.93% during the first six months of 1995. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slight positive influence on net interest income whereas, a sharp decline in rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

	The provision for loan losses was $2.5 million for the six months ended June 30, 1996, a $257,000 or 11.5% increase over the provision made in the same period of 1995. As a percentage of average total loans, the provision for loan losses through the first six months of 1996 was 0.19% annualized, which is consistent with the rate for the first six months of 1995. The provision for loan losses was based upon One Valley's continued evaluation process of the adequacy of the allowance for loan losses. Net charge-offs as a percentage of average total loans in the first six months of 1996 increased to 0.16% on an annualized basis, up from an annualized 0.10% during the same period of 1995. These charge-off rates compare to a 0.42% average for peer group banks during 1995.

	Total non-performing assets at June 30, 1996, were 0.43% of period-end loans, up from the 0.35% at year-end 1995 and the 0.40% at June 30, 1995. The increase is primarily the result of including $900,000 in non-accrual loans from CSB Financial and a $1.0 million increase in real estate secured non-accrual loans. At June 30, 1996, loans past due over 90 days were 0.15% of outstanding loans, a decrease from the 0.22% level at year-end 1995, and down from the 0.19% at June 30, 1995. The dollar amounts of both non-performing assets and loans past due over 90 days are summarized on page 17.

	With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable and no significant losses are currently anticipated. At June 30, 1996, the allowance was 1.53% of outstanding loans, as compared to the 1.57% at year-end and the 1.58% one year ago.

Non-Interest Income and Expense

	The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin earned flows to net income. One Valley's net overhead ratio for the first six months of 1996 was 2.24%, down from 2.39% during all of 1995 and down from the 2.51% during the first six months of 1995. This improvement is a result of growth in average earning assets and an actual decrease in net overhead costs. Average earning assets increased 9.6% in the first six months of 1996 when compared with the same period in 1995. Net overhead, however, decreased by 2.2% during the same period due to an increase in non-interest income coupled with a decline in FDIC insurance expense. These ratios reflect the inclusion of CSB Financial only for the two months since its acquisition on April 30, 1996.

	Total non-interest income was $19.9 million through the first six months of 1996, up 7.6% from the $18.5 million non-interest income earned during the same period in 1995. Trust income increased by 16.2% from the first six months of last year due to new business and an increase in market value of trust assets managed during the first six months of 1996 when compared to the same period of 1995. Service charges on deposit accounts increased by 5.5% in the first six month comparison due to changes in the service charge fee structure. Real estate loan processing and service fees increased by 22.1% when compared to the first six months of 1995. This increase is due to a higher level of fees from secondary mortgage loan activity combined with income recognized with the adoption of FAS 122, "Accounting for Mortgage Servicing Rights." Other service charges and fees increased by 16.0% over the first six months of 1995, primarily due to increases in sales of mutual funds and other investment products and increased sales of credit life commissions. Other operating income decreased by 7.4% due primarily to a lower level of income recognized on the disposition of other real estate owned and other loan payoffs. Securities losses of $294,000 were taken in the first three months of 1996 as part of a restructing of a portion of One Valley's investment portfolio.
	In May 1995, the FASB issued Statement 122, Accounting for Mortgage Servicing Rights. Statement 122 requires financial institutions to recognize rights to service mortgage loans for others as separate assets. Mortgage Servicing Rights can be purchased from a third party or retained from loans originated internally and sold to third party investors. This statement was adopted as of January 1, 1996. The adoption of this Statement has had no material effect on One Valley's total financial results for the first six months and is expected to be immaterial in future periods.

	Total non-interest expense was $61.6 million during the six months ended June 30, 1996, relatively unchanged from the $60.8 million during the same period in 1995. Staff costs increased by 2.5% from the level one year ago. Staffing levels have declined by 1.7% from June 30, 1995, as operations are continually being streamlined and levels are reduced through normal attrition. However, savings have been offset by normal salary and benefit increases. Occupancy expense increased by 10.0% primarily due to an increase in depreciation resulting from facility renovations coupled with utility and maintenance costs associated with the harsh winter weather during the first quarter. Outside data processing expense increased by 15.3% above the same period in 1995 primarily due to the second and third quarter 1995 conversions of newly acquired affiliates to a common external data processing system. Other operating expenses increased 13.8% in the first six months of 1996 due to increased expenditures in a number of miscellaneous categories including advertising and promotions, maintenance and disposition of other real estate owned, credit card fraud losses, taxes not on income, and intangible amortization expense.

	During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) lowered its insurance assessment rates as part of the nationwide funding of the Bank Insurance Fund (BIF). This rate change explains the 82% decrease in Federal Deposit Insurance expense from the first six months of 1995 to the first six months of 1996. The possibility of legislation to boost the Savings Association Insurance Fund (SAIF) with a one time assessment on thrift deposits remains uncertain. At June 30, 1996, One Valley had over $665 million of SAIF assessable deposits resulting from prior acquisitions of savings and loan institutions including CSB Financial. Accordingly, One Valley will continue to pay premiums on these SAIF insured deposits at the level experienced in the second quarter of 1996. If legislation currently considered is enacted, One Valley would recognize a maximum one time assessment of approximately $5.0 million in the period in which the law is enacted. On June 19, 1996, One Valley filed a lawsuit against the FDIC in United States District Court for the Southern District of West Virginia seeking a determination that the FDIC Assessment for certain deposits One Valley acquired in Oakar transactions must be calculated using the BIF rate.

	Income tax expense increased by $2.0 million, or 17.4%, for the first six months of 1996 in comparison to the same period in 1995. The increase in taxes is primarily a result of the 14.5% growth in pretax earnings. One Valley's effective income tax rate for the first six months of 1996 was 33.6% compared to 32.7% during the first six months of 1995.
FINANCIAL CONDITION

Asset Structure

	Total loans continued to grow when compared to the first six months of 1995. At June 30, 1996, total loans exceeded June 30, 1995, levels by 13.1% or $319.5 million. Approximately $167.8 million of the change in period-end loans was attributable to the recent CSB Financial acquisition. The consolidated loan-to-deposit ratio has also increased to 80.5% at June 30, 1996, compared to 79.5% at June 30, 1995. Since year-end 1995, total loans have increased by 9.8% or $78.5 million, excluding the CSB transaction. This increase in total loans has resulted from growth in the three major loan categories - commercial, real estate, and consumer installment.

	Investment portfolio assets increased $119.7 million or 11.1% from the level at year-end and by $187.0 million or 18.5% from the level one year ago. Approximately 64.7% of the increase in the investment portfolio over the 1995 level was due to the CSB Financial acquistion. Other increases in the investment portfolio were due to One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the company.

	Securities designated as available-for-sale at June 30, 1996, had an historical cost of $999.5 million, with an unrealized loss of approximately $10.7 million, which decreased shareholders' equity by $6.4 million, net of $4.3 million in deferred income taxes. At year-end December 31, 1995, and June 30, 1995, securities available-for-sale had a historical cost of $861.3 million and $540.9 million, with an unrealized gain of approximately $10.4 million and $3.6 million, respectively. The unrealized gains increased shareholders' equity by $6.3 million and $2.2 million, net of $4.2 and $1.4 million in deferred income taxes, respectively.

	At the time of purchase, management determines the appropriate classification of securities. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors. If management has the positive intent and One Valley has the ability at the time of purchase to hold securities until maturity, they are classified as held-for-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.


	One Valley adopted the provisions of FASB Statement No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. At year-end 1994, approximately 55% of the total investment portfolio was classified as available-for-sale, while 45% was classified as held-to-maturity. On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, One Valley chose to reclassify certain securities from held-to-maturity to available-for-sale and thus increase the potential liquidity of the investment portfolio. At the date of transfer, the amortized cost of those securities was $264.8 million and the net unrealized holding gain on those securities was approximately $3.3 million. As a result, at year-end 1995, approximately 81% of the total investment portfolio was classified as available-for-sale, while 19% was classified as held-to-maturity. At the end of the second quarter of 1996, those ratios have changed only slightly from year-end but significantly from June one year ago.
At June 30, 1996, approximately 83% of the total investment portfolio was classified as available-for-sale, while 17% was classified as held-to-maturity, compared to 54% and 46%, respectively, for June 30, 1995.

	In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1995. As shown on the consolidated average balance sheets (page 18), average tax-exempt securities in the first six months of 1996 increased by 14.2% or $25.5 million over the average during the first six months of 1995. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

	Federal funds sold at June 30, 1996, were $4.4 million, down $12.4 million from year-end and down $12.3 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

	Total deposits at June 30, 1996, increased $326.6 million or 10.7% from the level at year-end and $354.8 million or 11.7% since June 30, 1995. Approximately $259.3 million of the change in total deposits was attributable to the CSB Financial acquisition. Over the past few years growth in banking deposits has been modest. Due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the CSB acquisition, has been in certificates of deposit, which have increased by 11.4% since June 1995. Other deposits, however, have decreased by 1.6% during this time period. In 1995 through the second quarter of 1996, One Valley offered more competitive rates on deposit accounts to its customers. The average rate paid on interest bearing deposits increased to 4.11% in the first six months of 1996, up from the 4.06% average rate paid for all of 1995, and the 3.99% average rate paid in the first six months of 1995.
In an effort to meet customer expectations for an integrated financial services delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

	Total short-term borrowings increased by $16.8 million or 4.3% from the year-end level, and increased $102.7 million or 33.8% from the level at June 30, 1995. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the company, and commercial paper can fluctuate significantly depending upon loan demand and One Valley's asset/liablility strategy. The increase from June one year ago includes a $50.0 million increase in national market repurchase agreements, a $62.0 million increase in short-term borrowings with the Federal Home Loan Bank, a $24.5 million increase in Treasury, Tax and Loan borrowings, an $11.8 million decrease in customer overnight repurchase agreements, and a $31.2 million decrease in Federal Funds purchased. This increased level of short-term borrowings has been used to fund loan growth as well as a higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

	Long-term borrowings increased $4.5 million or 33.5% since year-end
1995 and $6.5 million or 56.5% since June 30, 1995. The increase since June one year ago was the result of $8.0 million in FHLB advances acquired through the CSB Financial transaction. Partially offsetting the debt acquired were $3.0 million in payments on long-term advances from the FHLB. The $17.9 million of long-term borrowings at June 30, 1996, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $4.0 million of these advances mature in the third and fourth quarters of 1996 and $7.0 million will mature in 1997.

Capital Structure and Liquidity

	One Valley's equity-to-asset ratio has decreased slightly since year-end but remains strong compared to industry standards. At June 30, 1996, the ratio was 9.41% compared to 9.49% at December 31, 1995, and 9.50% one year ago. The decrease since year-end is primarily attributable to the repurchase of common shares of One Valley Bancorp stock in the open market which was initiated in conjunction with the CSB Financial acquisition and a $12.7 million swing in unrealized gains and losses on securities available for sale.

	The Board of Directors, prior to 1996, has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase an additional 1.8 million shares of One Valley common stock. As of June 30, 1996, One Valley held 1.8 million shares of treasury stock and has remaining Board authorization for the repurchase of 1.1 million additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

	One Valley's cash dividends, totaling $0.54 per share through the first six months of 1996, were up 8.0% over the $0.50 per share dividend during the same period in 1995. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at June 30, 1996 was 16.03%, well above the 8.0% required, while its Tier I capital ratio was 14.78%. One Valley's strong capital position is demonstrated further by its leverage ratio of 9.06% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                 For The Six Months
                                                       Ended June 30                       Ended June 30
                                                    1996        1995                    1996        1995
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                    $39,836     $38,412                 $39,534     $37,438
   Loan Losses                                       1,603       1,365                   2,861       2,405
   Loan Recoveries                                     356         482                     767       1,148
                                                   -------     -------                 -------     -------
      Net Charge-offs                                1,247         883                   2,094       1,257
   Balance of Acquired Subsidiary                    2,227           0                   2,227         235
   Provision For Loan Losses                         1,334       1,113                   2,483       2,226
                                                   -------     -------                 -------     -------
   Balance, End of Period                          $42,150     $38,642                 $42,150     $38,642
                                                   =======     =======                 =======     =======

Total Loans, End of Period                                                          $2,758,272  $2,438,786
Allowance For Loan Losses As a % of Total Loans                                           1.53        1.58
                                                                                    ==========  ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                   $10,140      $8,144
   Foreclosed Properties                                                                 1,670       1,300
   Restructured Loans                                                                        0         410
                                                                                       -------     -------
   Total Non-Performing Assets                                                         $11,810      $9,854
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.43        0.40

Loans Past Due Over 90 Days                                                             $4,263      $4,654
Loans Past Due Over 90 Days As a % of Total Loans                                         0.15        0.19

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                      Three Months Ended June 30                      Six Months Ended June 30
                                           1996                     1995                   1996                    1995
                             Amount   Yield/Rate     Amount    Yield/Rate    Amount   Yield/Rate       Amount Yield/Rate
                                          (pct.)                  (pct.)                  (pct.)                 (pct.)
ASSETS
Loans
   Taxable                     $2,635,552    8.90      $2,382,494    9.09      $2,558,637    8.93      $2,363,984   9.04
   Tax-Exempt                      41,759    9.81          34,352   11.25          40,661    9.94          34,700  11.21
                               ----------              ----------              ----------              ----------
      Total                     2,677,311    8.92       2,416,846    9.12       2,599,298    8.95       2,398,684   9.08
   Less: Allowance for Losses           41,472                  38,741                  40,596                  38,278
                               ----------              ----------              ----------              ----------
      Net Loans                 2,635,839    9.06       2,378,105    9.27       2,558,702    9.09       2,360,406   9.22
Securities
   Taxable                        970,658    6.58         805,027    6.31         926,312    6.48         802,284   6.14
   Tax-Exempt                     204,866    8.34         179,141    8.59         204,406    8.36         178,956   8.61
                               ----------              ----------              ----------              ----------
      Total                     1,175,524    6.89         984,168    6.73       1,130,718    6.82         981,240   6.59
Federal Funds Sold & Other         15,104    3.83          60,819    6.09          13,878    3.55          38,152   5.94
                               ----------              ----------              ----------              ----------
   Total Earning Assets         3,826,467    8.37       3,423,092    8.48       3,703,298    8.37       3,379,798   8.42
Other Assets                      287,132                 263,755                 271,465                 264,844
                               ----------              ----------              ----------              ----------
   Total Assets                $4,113,599              $3,686,847              $3,974,763              $3,644,642
                               ==========              ==========              ==========              ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                    $2,895,481    4.12      $2,642,699    4.10      $2,788,468    4.11      $2,606,666   3.99
   Short-term Borrowings          379,996    4.71         266,605    4.81         375,267    4.75         273,336   4.78
   Long-term Borrowings            16,789    6.13          12,925    5.74          14,993    6.12          14,060   5.89
                               ----------              ----------              ----------              ----------
      Total Interest
     Bearing Liabilities        3,292,266    4.20       2,922,229    4.18       3,178,728    4.20       2,894,062   4.07
Non-interest Bearing Deposits     393,709                 383,188                 381,159                 379,099
Other Liabilities                  40,347                  32,688                  39,703                  32,841
                               ----------              ----------              ----------              ----------
   Total Liabilities            3,726,322               3,338,105               3,599,590               3,306,002
Shareholders' Equity              387,277                 348,742                 375,173                 338,640
                               ----------              ----------              ----------              ----------
   Total Liabilities & Equity  $4,113,599              $3,686,847              $3,974,763              $3,644,642
                               ==========              ==========              ==========              ==========

Interest Income To Earning Assets            8.37                    8.48                    8.37                   8.42
Interest Expense To Earning Assets           3.61                    3.56                    3.60                   3.49
                                           ------                  ------                  ------                 ------
Net Interest Margin                          4.76                    4.92                    4.77                   4.93
                                           ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                          One Valley Bancorp, Inc.

                        Part II.  Other Information



Item 4.     Submission of Matters to a Vote of Security Holders.

     The Regular Annual Meeting of Shareholders of One Valley was held on April 23, 1996. At that meeting the matters set forth below were voted upon. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

     1.     Election of Directors
                                             Withheld &     Broker
     Nominee           For       Against    Abstentions   Non-Votes

     Arnold          14,436,204      0         69,225          0
     Avampato        14,437,837      0         67,592          0
     Gabriel         14,433,612      0         71,817          0
     Goodwin         14,428,503      0         76,926          0
     Lynch           14,434,930      0         70,499          0
     Neighborgall    14,437,858      0         67,571          0
     Thompson        14,428,841      0         76,588          0
     VanMetre        14,431,522      0         73,907          0
     Wehrle          14,435,802      0         69,627          0
     Wick            14,437,236      0         68,193          0


     2.     Approve Selection of Auditors

                                                  Withheld &      Broker
     Nominee           For            Against     Abstentions    Non-Votes

     Ernst & Young   14,421,332       18,364         65,733          0

     3. Approve Amendment to the Articles of Incorporation to change the corporate name of One Valley Bancorp of West Virginia, Inc. to One
Valley Bancorp, Inc.

                                                  Withheld &      Broker
                       For            Against     Abstentions    Non-Votes

                     14,360,231       64,741         80,456          0





                               One Valley Bancorp, Inc.

                           Part II.  Other Information

Item 6.     Exhibits and Reports on Form 10-Q

   a.)     Exhibits

       3.(i)  Articles of Incorporation of One Valley amended April 23, 1996.
      11.     Statement of Computation of Earnings per Share - page 36 attached.
      27.     Financial Data Schedule - electronic filing only.

   b.)     Reports on Form 8-K

              April 30, 1996 - CSB Merger Announcement


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE   August 14, 1996

                                   BY  /s/J. Holmes Morrison
                                          J. Holmes Morrison
                                          President and
                                            Chief Executive Officer


                                   BY  /s/Laurance G. Jones
                                          Laurance G. Jones
                                          Executive Vice President and
                                            Chief Financial Officer