Form 10-Q
period 1996-09-30
ONE VALLEY BANCORP INC
filed 1996-11-14
CIK 351616

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1996

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996 was:


               Common Stock, $10.00 par value -- 22,276,978 shares

                       One Valley Bancorp, Inc.

                    Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 19 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                     September 30 December 31  September 30
                                                                         1996         1995         1995
ASSETS
Cash and Due From Banks                                                 $151,116     $140,617     $142,951
Interest Bearing Deposits With Other Banks                                12,542        8,259        5,194
Federal Funds Sold                                                         2,800       16,800          500
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             166,458      165,676      148,645
Securities
   Available-for-Sale, at fair value                                     972,313      871,699      549,106
   Held-to-Maturity (Estimated Fair Value,
   Sept. 30, 1996 - $204,207; December 31, 1995 - $212,040;
   Sept. 30, 1995 - $466,413)                                            205,195      205,153      464,453
Loans
   Total Loans                                                         2,794,102    2,511,962    2,469,786
   Less: Allowance For Loan Losses                                        41,709       39,534       39,428
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,752,393    2,472,428    2,430,358
Premises & Equipment - Net                                                85,261       80,688       81,684
Other Assets                                                              88,306       62,652       63,805
                                                                      ----------   ----------   ----------
   Total Assets                                                       $4,269,926   $3,858,296   $3,738,051
                                                                      ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                 $401,645     $389,514     $390,661
   Interest Bearing                                                    2,965,845    2,658,822    2,650,137
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,367,490    3,048,336    3,040,798
Short-term Borrowings
   Federal Funds Purchased                                                34,233       54,005       17,960
   Repurchase Agreements and Other Borrowings                            404,043      335,775      278,489
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           438,276      389,780      296,449
Long-term Borrowings                                                      15,892       13,411        8,434
Other Liabilities                                                         47,783       40,467       36,580
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   3,869,441    3,491,994    3,382,261
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 24,872,838 shares at September 30, 1996;
      18,016,584 shares at December 31, 1995;
      17,994,164 shares at September 30, 1995                            248,728      180,166      179,942
   Capital Surplus                                                        73,663       34,603       34,340
   Retained Earnings                                                     142,924      168,625      160,043
   Unrealized (Loss) Gain on Securities Available-for-Sale,
      net of deferred taxes                                               (4,501)       6,252        1,795
   Treasury Stock - 2,595,860 shares at September 30, 1996,
      954,200 shares at December 31, 1995;
      860,200 shares at September 30, 1995; at cost                      (60,329)     (23,344)     (20,330)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         400,485      366,302      355,790
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $4,269,926   $3,858,296   $3,738,051
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                            For The Three Months      For The Nine Months
                                                             Ended September 30        Ended September 30
                                                              1996         1995         1996         1995
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                               $60,655      $55,265     $174,290     $161,285
      Tax-Exempt                                                738          609        2,044        1,863
                                                           --------     --------     --------     --------
            Total                                            61,393       55,874      176,334      163,148
   Interest on Investment Securities
      Taxable                                                16,160       12,797       46,157       37,438
      Tax-Exempt                                              2,767        2,655        8,318        7,661
                                                           --------     --------     --------     --------
            Total                                            18,927       15,452       54,475       45,099
   Other Interest Income                                        143          491          388        1,614
                                                           --------     --------     --------     --------
            Total Interest Income                            80,463       71,817      231,197      209,861
INTEREST EXPENSE
   Deposits                                                  31,237       27,428       88,292       78,958
   Short-term Borrowings                                      4,819        3,486       13,691        9,962
   Long-term Borrowings                                         250          143          706          554
                                                           --------     --------     --------     --------
      Total Interest Expense                                 36,306       31,057      102,689       89,474
                                                           --------     --------     --------     --------
Net Interest Income                                          44,157       40,760      128,508      120,387
Provision For Loan Losses                                     1,353        1,762        3,836        3,988
                                                           --------     --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                           42,804       38,998      124,672      116,399
OTHER INCOME
   Trust Department Income                                    2,287        2,036        6,967        6,063
   Service Charges on Deposit Accounts                        3,715        3,596       10,822       10,330
   Real Estate Loan Processing & Servicing Fees               1,442        1,272        4,224        3,551
   Other Service Charges and Fees                             1,444        1,391        4,211        3,776
   Other Operating Income                                     1,520        1,371        4,343        4,418
   Securities Transactions                                     (147)         (86)        (413)         (66)
                                                           --------     --------     --------     --------
      Total Other Income                                     10,261        9,580       30,154       28,072
OTHER EXPENSES
   Salaries and Employee Benefits                            16,254       15,261       48,928       47,142
   Occupancy Expense - Net                                    1,673        1,556        5,083        4,656
   Equipment Expenses                                         2,346        2,093        6,624        6,500
   Federal Deposit Insurance                                  4,159        1,479        4,760        4,815
   Outside Data Processing                                    1,206        1,180        3,762        3,396
   Other Operating Expenses                                   9,505        8,492       27,581       24,378
                                                           --------     --------     --------     --------
      Total Other Expenses                                   35,143       30,061       96,738       90,887
                                                           --------     --------     --------     --------
Income Before Taxes                                          17,922       18,517       58,088       53,584
Applicable Income Taxes                                       5,902        6,187       19,380       17,668
                                                           --------     --------     --------     --------
NET INCOME                                                  $12,020      $12,330      $38,708      $35,916
                                                           ========     ========     ========     ========

NET INCOME PER COMMON SHARE                                   $0.54        $0.57        $1.78        $1.67
                                                           ========     ========     ========     ========

Based on Average Shares Outstanding of                       22,360       21,449       21,782       21,498

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                           on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1995                                  $180,166      $34,603     $168,625     ($23,344)      $6,252
Stock Issued for Acquisition                                 17,890       37,817            0            0            0
Nine Months Ended September 30, 1996
   Net Income                                                     0            0       38,708            0            0
   Cash Dividends ($.68 per share)                                0            0      (14,663)           0            0
   Five for Four Stock Split                                 49,746            0      (49,746)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0      (10,753)
   Treasury Shares Purchased                                      0            0            0      (36,985)           0
   Stock Options Exercised                                      926        1,243            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1996                                 $248,728      $73,663     $142,924     ($60,329)     ($4,501)
                                                           ========     ========     ========     ========     ========


Balance December 31, 1994                                  $175,384      $25,954     $137,437     ($10,373)     ($6,535)
Stock Issued for Acquisition                                  4,116        8,130            0            0            0
Nine Months Ended September 30, 1995
   Net Income                                                     0            0       35,916            0            0
   Cash Dividends ($.62 per share)                                0            0      (13,310)           0            0
   Change in Fair Value of Securities                             0            0            0            0            0
      Available for Sale, net of deferred taxes                   0            0            0            0        8,330
   Treasury Shares Purchased                                      0            0            0       (9,957)           0
   Stock Options Exercised                                      442          256            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1995                                 $179,942      $34,340     $160,043     ($20,330)      $1,795
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                          For The Nine Months
                                                                           Ended September 30
                                                                           1996         1995
OPERATING ACTIVITIES
   Net Income                                                            $38,708      $35,916
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         3,836        3,988
         Depreciation                                                      6,487        6,061
         Amortization and Accretion                                        3,172        2,643
         Net Loss (Gain) From Sales of Assets                                383           66
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                     (414)      (3,024)
            Accrued Interest Payable                                        (426)       3,088
            Other Assets and Other Liabilities                             5,296          552
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     57,042       49,290

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                  104,662       80,669
   Proceeds From Maturities of Securities Available for Sale             187,639      177,181
   Proceeds From Maturities of Securities Held to Maturity                 5,686       25,191
   Purchases of Securities Available for Sale                           (277,049)    (219,400)
   Purchases of Securities Held to Maturity                               (5,788)     (45,164)
   Net Increase In Loans                                                (121,319)     (86,539)
   Acquisition of Subsidiary, Net of Cash Paid                            10,866        4,454
   Purchases of Premises and Equipment                                    (5,721)      (4,309)
                                                                        --------     --------
            Net Cash Used in Investing Activities                       (101,024)     (67,917)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposit      62,022       72,174
   Net Decrease in Federal Funds Purchased                               (19,772)     (35,185)
   Net Increase (Decrease) in Other Short-term Borrowings                 57,512      (43,705)
   Repayment of Long-term Debt                                            (5,519)     (11,516)
   Proceeds From Issuance of Common Stock                                  2,169          699
   Purchase of Treasury Stock                                            (36,985)      (9,957)
   Dividends Paid                                                        (14,663)     (13,310)
                                                                        --------     --------
            Net Cash Provided by (Used in) Financing Activities           44,764      (40,800)
                                                                        --------     --------
Increase (Decrease) in Cash and Cash Equivalents                             782      (59,427)

Cash And Cash Equivalents at Beginning of Year                           165,676      208,072
                                                                        --------     --------
Cash And Cash Equivalents, September 30                                 $166,458     $148,645
                                                                        ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of PresentationThe
accounting and reporting policies of One Valley conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report of One Valley.

Note B - Accounting Change

In May 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights" which is applicable to One Valley in 1996. FAS 122 eliminates the accounting inconsistencies that existed between mortgage servicing rights that are acquired through loan origination acitivites and those acquired through purchase transactions. As of January 1, 1996, One Valley adopted FAS 122, the results of which are included in the first nine months of operating results presented for One Valley in this report and are immaterial.

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

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is applicable to One Valley effective January 1, 1997. However, on October 30, 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls and other similiar secured transactions. The delay in implementation was necessary to allow companies to overcome technological problems in their systems which would create control and accountability issues. Statement No. 125 establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. The Statement also establishes standards surrounding settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. One Valley's management anticipates this statement to have an immaterial effect on the financial results of the company for 1997.

Note C - Acquisitions and Name Change

At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged shares valued at approximately $55.7 million for CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results as of September 30, 1996, include the operations of CSB Financial only from the date of acquisition. Coinciding with the close of that transaction, One Valley shareholders previously voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc. This report refers to the registrant as One Valley Bancorp, Inc.

Note D - Securities

One Valley adopted the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, One Valley designates securities as available-for-sale or held-to-maturity based on management's intent at the time the security is purchased. Securities designated as available-for-sale at September 30, 1996, had an historical cost of $979.8 million, with an unrealized loss of approximately $7.5 million, which decreased shareholders' equity by $4.5 million, net of $3.0 million in deferred income taxes. At year-end December 31, 1995, and September 30, 1995, securities available-for-sale had a historical cost of $861.3 million and $546.1 million, with an unrealized gain of approximately $10.4 million and $3.0 million, respectively. The unrealized gains increased shareholders' equity by $6.3 million and $1.8 million, net of $4.2 and $1.2 million in deferred income taxes, respectively.

Note E - Stock Splits and Stock Dividends

On September 18, 1996, One Valley's Board of Directors authorized a five-for-four stock split of common shares effected in the form of a 25% stock dividend to shareholders of record on September 30, 1996. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted for the stock split.


One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1996


INTRODUCTION AND SUMMARY

     Net income for the third quarter of 1996 totaled $12.0 million, a 2.5% decrease from the $12.3 million earned in the same quarter of 1995. Net income and earnings per share results include a one-time $2.3 million charge, net of applicable income taxes, for a special assessment on certain financial institutions to recapitalize the Savings Association Insurance Fund (SAIF). Details of this assessment are explained below. Excluding this one-time assessment, One Valley earned net operating income of $14.4 for the quarter ended September 30, 1996, a 16.5% increase over the $12.3 earned during the same period of 1995. On a per share basis, which has been adjusted for a 5 for 4 stock split declared in September 1996, net income declined by 5.3% to $0.54 from the $0.57 earned in the third quarter of 1995 due to the special assessment. Financial results discussed in this report include the effect of the one-time special assessment, $0.10 per share, unless otherwise indicated.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.14% in the third quarter of 1996, a decrease from the 1.33% earned during the same period of 1995. Return on average equity (ROE) also decreased, from 13.93% for the third quarter of 1995 to 12.00% earned in the third quarter of 1996.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1996. This discussion should be read in conjunction with the 1995 Annual Report to Shareholders and the other financial information included in this report.

Supervision and Regulation

     On September 30, 1996, President Clinton signed into law an omnibus appropration act. The act contained a provision requiring a one-time assessment on certain financial institutions to recapitalize the Savings Association Insurance Fund (SAIF). At September 30, 1996, One Valley had approximately $643.1 million of SAIF assessable deposits resulting from prior acquisitions of savings and loan institutions including CSB Financial Corporation (see below). As a result, One Valley's portion of this special one-time assessment will be approximately $3.8 million ($2.3 million, net of applicable income taxes). Net income and operating expenses reported for the quarter ended September 30, 1996, include this one-time assessment.

Acquisitions and Name Change

     At the close of business on April 30, 1996, One Valley Bancorp acquired all of the outstanding stock of CSB Financial Corporation, headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged shares valued at approximately $55.7 million for CSB Financial common stock. The combination was accounted for under the purchase method of accounting. Accordingly, consolidated results as of September 30, 1996, include the operations of CSB Financial only from the date of acquisition. Coinciding with the close of that transaction, One Valley shareholders previously voted to change the company name from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the nine months ended September 30, 1996, was $134.1 million on a fully tax-equivalent basis, a 6.9% increase over the $125.5 million earned during the same period in 1995. This increase is largely due to a $243.6 million, or 10.1% increase in average total loans and a $156.3 million, or 15.8% increase in average securities during the first nine month comparison. In total, average earning assets increased by 11.0% or $374.8 million in the first nine months of 1996 over the same period in 1995, while average interest bearing liabilities increased by 11.7% or $339.5 million in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately forty-five percent of this growth was attributable to the second quarter acquisition of CSB Financial Corporation while the remainder was due to internal growth.

     As shown in the consolidated average balance sheets (page 19), the yield on earning assets declined to 8.37% for the first nine months of 1996 from 8.44% during the first nine months of 1995. During the same period, the cost of interest bearing liabilities increased 11 basis points to 4.22% from last year's 4.11% level. This increased cost has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract deposit funds into certificates of deposit. Additional discussion of the changes in balance sheet mix is discussed later in this report. Due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.74% during the first nine months of 1996, compared to 4.92% during the first nine months of 1995. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slightly positive influence on net interest income whereas, a sharp decline in rates would have a slightly negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $3.8 million for the nine months ended September 30, 1996, 3.8% below the provision made in the same period of 1995. As a percentage of average total loans, the provision for loan losses through the first nine months of 1996 was 0.19% annualized, compared with 0.22% for the first nine months of 1995. The provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. Net charge-offs as a percentage of average total loans in the first nine months of 1996 increased to 0.19% on an annualized basis, up from an annualized 0.12% during the same period of 1995.

     Total non-performing assets at September 30, 1996, were 0.42% of period-end loans, up from the 0.35% at December 31, 1995 and September 30, 1995. Of the $1.9 million increase in non-accrual loans, $850,000 is attributable to the CSB Financial acquisition while $870,000 of the increase was in real estate secured non-accrual loans. Foreclosed properties at September 30, 1996 were up $1.2 million or 101.9% over September 30, 1995. Although non-perfoming assets at September 30, 1996, have increased from the level one year ago, the allowance for loan losses is sufficient to absorb over three and one-half times the amount of non-performing assets. At September 30, 1996, loans past due over 90 days were 0.21% of outstanding loans, a decrease from the 0.22% level at year-end 1995, but up from the 0.18% at September 30, 1995. An analysis of the allowance for loan losses and non-performing assets is included on page 18.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable. At September 30, 1996, the allowance was 1.49% of outstanding loans, as compared to the 1.57% at year-end and the 1.60% one year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the company's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first nine months of 1996 was 2.34%, 2.20% excluding the SAIF Assessment. The reported percentage was down from 2.39% during all of 1995 and down from the 2.46% during the first nine months of 1995. This improvement is a result of growth in average earning assets and decrease in net overhead, excluding the SAIF Assessment, from the same period in 1995. Average earning assets increased 11.0% in the first nine months of 1996 when compared with the same period in 1995. Excluding the effect of the SAIF Assessment, net overhead decreased by 0.6% during the same period due to an increase in non-interest income coupled with a decline in FDIC insurance expense. These ratios reflect the inclusion of CSB Financial only for the five months since its acquisition on April 30, 1996.

     Total non-interest income was $30.2 million through the first nine months of 1996, up 7.4% from the $28.1 million non-interest income earned during the same period in 1995. Trust income increased by 14.9% from the first nine months of last year due to new business and an increase in the market value of trust assets managed during the first nine months of 1996 when compared to the same period of 1995. Service charges on deposit accounts increased by 4.8% in the first nine month comparison due to changes in the service charge fee structure. Real estate loan processing and service fees increased by 19.0% when compared to the first nine months of 1995. This increase is due to fees from secondary mortgage loan activity combined with income recognized with the adoption of FAS 122, "Accounting for Mortgage Servicing Rights." Other service charges and fees increased by 11.5% over the first nine months of 1995, primarily due to increases in sales of mutual funds and other investment products. Other operating income decreased by 1.7% due primarily to a lower level of income recognized on the disposition of other real estate owned and other loan payoffs. Securities losses of $413,000 were recognized in the first nine months of 1996 as part of a restructuring of a portion of One Valley's investment portfolio.

     In May 1995, the FASB issued Statement 122, Accounting for Mortgage Servicing Rights. Statement 122 requires financial institutions to recognize rights to service mortgage loans for others as separate assets. Mortgage Servicing Rights can be purchased from a third party or retained from loans originated internally and sold to third party investors. This statement was adopted as of January 1, 1996. The adoption of this Statement has had no material effect on One Valley's total financial results for the first nine months and is expected to be immaterial in future periods.

     Total non-interest expense was $96.7 million during the nine months ended September 30, 1996, a 6.4% increase from the $90.9 million during the same period in 1995. Excluding the SAIF Assessment the increase in non-interest expenses was limited to 2.3%, or $2.1 million from the same period last year. Staff costs increased by 3.8% from the level one year ago. Staffing levels, excluding the effect of acquisitions, have declined by 6.1% from September 30, 1995, as operations are continually being streamlined and levels are reduced through normal attrition; however, savings have been offset by normal salary and benefit increases and an increase in staff from the Lynchburg acquisition. Occupancy expense increased by 9.2% primarily due to an increase in depreciation resulting from facility renovations and the additional Lynchburg locations. Increases in equipment maintenance costs are primarily due to the Lynchburg acquisition. Federal deposit insurance expense includes the one-time $3.8 million SAIF assessment described previously. Outside data processing expense increased by 10.8% above the same period in 1995. Nearly half of this increase is due to the new Lynchburg operations. The remainder of this increase is primarily due to the second and third quarter 1995 conversions of newly acquired affiliates to a common external data processing system. Other operating expenses increased 13.1% in the first nine months of 1996. A third of this increase was the result of CSB Financial acquisition. The remainder is largely due to expenditures associated with a new marketing image campaign launched in the third quarter of 1996, maintenance and disposition of other real estate owned, increases in local non-income taxes, and increases in intangible amortization expense.

     Income tax expense increased by $1.7 million, or 9.7%, for the first nine months of 1996 compared with the same period in 1995. The increase in taxes is primarily a result of the 8.4% growth in pretax earnings. One Valley's effective income tax rate for the first nine months of 1996 was 33.4% compared to 33.0% during the first nine months of 1995.

FINANCIAL CONDITION

Asset Structure

     Total loans continued to grow when compared to the first nine months of 1995. At September 30, 1996, total loans exceeded September 30, 1995, levels by 13.1% or $324.3 million. Approximately $173.4 million of the change in period-end loans was attributable to the CSB Financial acquisition. The consolidated loan-to-deposit ratio has also increased to 81.7% at September 30, 1996, compared to 79.9% at September 30, 1995. Since year-end 1995, total loans have increased by 4.3% or $108.7 million, excluding the CSB transaction. This increase in total loans has resulted from growth in the three major loan categories - commercial, real estate, and consumer installment.

     Investment portfolio assets increased $100.7 million or 9.3% from the level at year-end and by $163.9 million or 16.2% from the level one year ago, largely due to the CSB Financial acquistion. Other increases in the investment portfolio were due to One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the company.

     Securities designated as available-for-sale at September 30, 1996, had an historical cost of $979.8 million, with an unrealized loss of approximately $7.5 million, which decreased shareholders' equity by $4.5 million, net of $3.0 million in deferred income taxes. At year-end December 31, 1995, and September 30, 1995, securities available-for-sale had a historical cost of $861.3 million and $546.1 million, with an unrealized gain of approximately $10.4 million and $3.0 million, respectively. The unrealized gains increased shareholders' equity by $6.3 million and $1.8 million, net of $4.2 and $1.2 million in deferred income taxes, respectively.

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

     One Valley adopted the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. At year-end 1994, approximately 55% of the total investment portfolio was classified as available-for-sale, while 45% was classified as held-to-maturity. On November 15, 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, One Valley chose to reclassify certain securities from held-to-maturity to available-for-sale and thus increase the potential liquidity of the investment portfolio. At the date of transfer, the amortized cost of those securities was $264.8 million and the net unrealized holding gain on those securities was approximately $3.3 million. As a result, at year-end 1995, approximately 81% of the total investment portfolio was classified as available-for-sale, while 19% was classified as held-to-maturity. At the end of the third quarter of 1996, those ratios have changed only slightly from year-end but significantly from September one year ago. At September 30, 1996, approximately 83% of the total investment portfolio was classified as available-for-sale, while 17% was classified as held-to-maturity, compared to 54% and 46%, respectively, for September 30, 1995.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields in 1996 and 1995. As shown on the consolidated average balance sheets (page 19), average tax-exempt securities in the first nine months of 1996 increased by 11.4% or $21.0 million over the average during the first nine months of 1995. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at September 30, 1996, were $2.8 million, down $14.0 million from year-end but up $2.3 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at September 30, 1996, increased $319.2 million or 10.5% from the level at year-end and $326.7 million or 10.7% since September 30, 1995. Approximately $273.0 million of the change in total deposits was attributable to the CSB Financial acquisition. Over the past few years growth in banking deposits has been modest. Due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the CSB acquisition, has been in certificates of deposit, which have increased by 11.0% since September 1995. Other deposits, including interest-bearing transaction accounts and savings accounts, have decreased by 14.7% during this time period. Some of these deposits were reinvested in certificates of deposit or other investment products. The average rate paid on interest bearing deposits increased to 4.13% in the first nine months of 1996, up from the 4.06% average rate paid for all of 1995, and the 4.03% average rate paid in the first nine months of 1995 largely due to increased rates on fixed rate CDs and IRAs. In an effort to meet customer expectations for an integrated financial services delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

     Total short-term borrowings increased by $48.5 million or 12.4% from the year-end level, and increased $141.8 million or 47.8% from the level at September 30, 1995. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the Company, and commercial paper, can fluctuate significantly depending upon loan demand, deposit growth, and One Valley's asset/liablility strategy. The increase from September one year ago is primarily the result of a $68.0 million increase in short-term borrowings with the Federal Home Loan Bank, and a $33.0 million increase in customer overnight repurchase agreements. The increased level of short-term borrowings has been used to fund the $159.4 million loan growth as well as the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings increased $2.5 million or 18.5% since year-end 1995 and $7.5 million or 88.4% since September 30, 1995. The increase since September one year ago was the result of $8.0 million in FHLB advances acquired through the CSB Financial transaction and $5.0 million in FHLB advances incurred in the fourth quarter of 1995. Partially offsetting the debt acquired were $5.5 million in payments primarily on long-term advances from the FHLB. The $15.9 million of long-term borrowings at September 30, 1996, principally consists of FHLB advances incurred prior to 1994 to fund investments in mortgage backed securites. Approximately $2.0 million of these advances mature in the fourth quarter of 1996 and $7.0 million will mature in 1997.

Capital Structure and Liquidity

     On September 18, 1996, One Valley approved a 5 for 4 stock split effected in the form of a 25% stock dividend. On October 9, 1996, One Valley shareholders received one additional share of One Valley common stock for each four shares of stock they held as of the record date, September 30, 1996. Customary with a stock split, the market value and all per share information have been adjusted to reflect the additional shares outstanding.

     One Valley's equity-to-asset ratio was 9.38%, down slightly from the 9.49% at December 31, 1995, and 9.52% one year ago. The decrease since year-end is primarily attributable to the repurchase of common shares of One Valley Bancorp stock in the open market which was initiated in conjunction with the CSB Financial acquisition, and a $10.8 million swing in unrealized gains and losses on securities available for sale.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase an additional 2.2 million shares of One Valley common stock (adjusted for the 5 for 4 stock split). As of September 30, 1996, One Valley held 2.6 million shares of treasury stock and has remaining Board authorization for the repurchase of 1.1 million additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

     One Valley's cash dividends, totaling $0.68 per share through the first nine months of 1996, were up 10.4% over the $0.62 per share dividend during the same period in 1995. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the depositors of the local community. One Valley's risk based capital ratio at September 30, 1996 was 15.94%, well above the 8.0% required, while its Tier I capital ratio was 14.69%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.99% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                 For The Nine Months
                                                   Ended September 30                   Ended September 30
                                                    1996        1995                     1996        1995
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                    $42,150     $38,642                 $39,534     $37,438
   Loan Losses                                       2,212       1,374                   5,073       3,779
   Loan Recoveries                                     418         398                   1,185       1,546
                                                   -------     -------                 -------     -------
      Net Charge-offs                                1,794         976                   3,888       2,233
   Balance of Acquired Subsidiary                        0           0                   2,227         235
   Provision For Loan Losses                         1,353       1,762                   3,836       3,988
                                                   -------     -------                 -------     -------
   Balance, End of Period                          $41,709     $39,428                 $41,709     $39,428
                                                   =======     =======                 =======     =======

Total Loans, End of Period                                                          $2,794,102  $2,469,786
Allowance For Loan Losses As a % of Total Loans                                           1.49        1.60
                                                                                    ==========  ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                    $9,272      $7,325
   Foreclosed Properties                                                                 2,388       1,183
   Restructured Loans                                                                        0         186
                                                                                       -------     -------
   Total Non-Performing Assets                                                         $11,660      $8,694
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.42        0.35

Loans Past Due Over 90 Days                                                             $5,823      $4,449
Loans Past Due Over 90 Days As a % of Total Loans                                         0.21        0.18

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                  Three Months Ended September 30                 Nine Months Ended September 30
                                    1996                    1995                    1996                   1995
                             Amount   Yield/Rate     Amount   Yield/Rate     Amount   Yield/Rate    Amount   Yield/Rate
                                        (pct.)                  (pct.)                  (pct.)                 (pct.)
ASSETS
Loans
   Taxable                  $2,731,099    8.84      $2,415,281    9.08      $2,616,544    8.90      $2,381,271   9.06
   Tax-Exempt                   46,481    9.72          33,338   11.15          42,615    9.86          34,241  11.19
                            ----------              ----------              ----------              ----------
      Total                  2,777,580    8.85       2,448,619    9.11       2,659,159    8.91       2,415,512   9.09
   Less: Allowance for
       Losses                   42,311                  38,848                  41,172                  38,470
                            ----------              ----------              ----------              ----------
      Net Loans              2,735,269    8.99       2,409,771    9.25       2,617,987    9.05       2,377,042   9.23
Securities
   Taxable                     965,372    6.70         807,878    6.34         939,427    6.55         804,169   6.21
   Tax-Exempt                  205,302    8.29         193,045    8.46         204,707    8.34         183,704   8.55
                            ----------              ----------              ----------              ----------
      Total                  1,170,674    6.98       1,000,923    6.75       1,144,134    6.87         987,873   6.64
Federal Funds Sold
        & Other                 15,829    3.59          34,419    5.66          14,533    3.57          36,894   5.85
                            ----------              ----------              ----------              ----------
   Total Earning Assets      3,921,772    8.37       3,445,113    8.49       3,776,654    8.37       3,401,809   8.44
Other Assets                   298,296                 274,153                 280,474                 267,981
                            ----------              ----------              ----------              ----------
   Total Assets             $4,220,068              $3,719,266              $4,057,128              $3,669,790
                            ==========              ==========              ==========              ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                 $2,978,338    4.17      $2,646,008    4.11      $2,852,220    4.13      $2,619,924   4.03
   Short-term Borrowings       395,609    4.85         287,167    4.82         382,097    4.79         277,997   4.79
   Long-term Borrowings         16,241    6.12           8,992    6.31          15,412    6.12          12,352   6.00
                            ----------              ----------              ----------              ----------
      Total Interest
         Bearing
         Liabilities         3,390,188    4.26       2,942,167    4.19       3,249,729    4.22       2,910,273   4.11
Non-interest Bearing
         Deposits              385,454                 390,120                 382,601                 382,813
Other Liabilities               43,882                  32,814                  41,106                  32,832
                            ----------              ----------              ----------              ----------
   Total Liabilities         3,819,524               3,365,101               3,673,436               3,325,918
Shareholders' Equity           400,545                 354,165                 383,692                 343,872
                            ----------              ----------              ----------              ----------
   Total Liabilities
         & Equity           $4,220,069              $3,719,266              $4,057,128              $3,669,790
                            ==========              ==========              ==========              ==========

Interest Income To Earning Assets         8.37                    8.49                    8.37                   8.44
Interest Expense To Earning Assets        3.68                    3.58                    3.63                   3.52
                                        ------                  ------                  ------                 ------
Net Interest Margin                       4.69                    4.91                    4.74                   4.92
                                        ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                       One Valley Bancorp, Inc.

                   Part II.  Other Information

Item 6.     Exhibits and Reports on Form 10-Q

    a.)     Exhibits
       11.  Statement of Computation of Earnings per Share - page 21 attached.
       27.  Financial Data Schedule - electronic filing only.
    b.)     Reports on Form 8-K
            None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE   November 14, 1996

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