Form 10-K405
period 1996-12-31
ONE VALLEY BANCORP INC
filed 1997-03-28
CIK 351616

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1996
                                       OR

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

         ONE VALLEY SQUARE,
         SUMMERS AND LEE STREETS,
         P.O. BOX 1793
         CHARLESTON, WEST VIRGINIA                                25326
         (Address of principal offices)                        (Zip Code)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


156 Total pages                                                    Continued

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


Aggregate of market value of voting stock   Based upon reported closing price on

              $677,784,595                                MARCH 4, 1997


       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                     Class                          Outstanding at March 4, 1997

COMMON STOCK ($10.00 PAR VALUE)                               22,017,192


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



                        Document                                       Part of the Form 10-K into which the
                                                                             Document is Incorporated

Portions of One Valley Bancorp,  Inc., 1996 Annual Report          Part I,  Item 1;  Part II,  Items 5, 6, 7 and 8;
to Shareholders for the year ended December 31, 1996               Part III, Item 13; and Part IV, Item 14


Portions of One Valley  Bancorp,  Inc.,  Proxy  Statement          Part III, Items 10, 11, 12 and 13
for the 1997 Annual Meeting of Shareholders

                            ONE VALLEY BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                             Page

Part    I
        Item  1.     Business....................................................................             4
        Item  2.     Properties..................................................................            12
        Item  3.     Legal Proceedings...........................................................            13
        Item  4.     Submission of Matters to a Vote of Security Holders.........................            13
        Item  4A.    Executive Officers of the Registrant........................................            13

Part    II
        Item  5.     Market for the Registrant's Common Equity and
                       Related Stockholder Matters...............................................           15
        Item  6.     Selected Financial Data.....................................................           15
        Item  7.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................................           15
        Item  8.     Financial Statements and Supplementary Data.................................           15
        Item  9.     Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.......................................           15

Part    III
        Item 10.     Directors and Executive Officers of the Registrant..........................          16
        Item 11.     Executive Compensation......................................................          16
        Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management................................................................          16
        Item 13.     Certain Relationships and Related Transactions..............................          16

Part    IV
        Item 14.     Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K...................................................           17

Signatures    ..................................................................................            19

Index to Exhibits................................................................................           22

                                     PART I

ITEM 1.       BUSINESS


ONE VALLEY BANCORP, INC.

       The Board of Directors of One Valley Bank, National Association, formerly Kanawha Valley Bank, National Association ("One Valley Bank"), caused One Valley Bancorp, Inc. ("One Valley"), a West Virginia corporation, to be formed, through a corporate reorganization, as a single bank holding company holding all of the common stock of One Valley Bank. On September 4, 1981, the effective date of the reorganization, the shareholders of One Valley Bank exchanged their shares of Kanawha Valley Bank common stock for shares of One Valley common stock, $10 par value ("One Valley Common Stock"), and became shareholders of One Valley, and One Valley Bank became a wholly-owned subsidiary of One Valley.

       As of December 31, 1996, One Valley owned twelve operating banking subsidiaries (the "Banking Subsidiaries") including: One Valley Bank, National Association; One Valley Bank of Huntington, Inc.; One Valley Bank of Mercer County, Inc.; One Valley Bank - East, National Association; One Valley Bank of Oak Hill, Inc.; One Valley Bank of Ronceverte, National Association; One Valley Bank, Inc.; One Valley Bank of Summersville, Inc.; One Valley Bank - North, Inc.; One Valley Bank of Clarksburg, National Association; One Valley Bank, F.S.B., a federally chartered savings bank; and One Valley Bank-Central Virginia, a federally chartered savings bank. In addition, One Valley owns 100% of the outstanding stock of One Valley Square, Inc., a Texas corporation, which owns the office building in which One Valley Bank and One Valley are located. (All of these subsidiaries, including the Banking Subsidiaries, are collectively referred to as the "Subsidiaries".) One Valley's principal activities consist of owning and supervising its Subsidiaries. At December 31, 1996, One Valley had consolidated assets of $4,267,303,000, deposits of $3,406,016,000, and shareholders' equity of $408,577,000.

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



                                                   Year in                                   Currently
              Name                          Which Organized                                 Chartered As
One Valley Bank, Inc.                                1911                                    State

One Valley Bank of                                   1906                                    State
  Mercer County

One Valley Bank of                                   1904                                    State
  Oak Hill

One Valley Bank of                                   1956                                    State
  Huntington

One Valley Bank of                                   1900                                    National
  Ronceverte

One Valley Bank of                                   1910                                    State
  Summersville

One Valley Bank - East                               1865                                    National

One Valley Bank of                                   1903                                    National
  Clarksburg

One Valley Bank - North                              1903                                    State

One Valley Bank, FSB                                 1892                                     Federally-chartered
  savings bank

One Valley Bank-Central Virginia                     1914                                     Federally-chartered
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

       The Banking Subsidiaries also offer services to customers at various locations within their service areas by use of automated teller machines ("ATMs"). The ATMs allow customers to make deposits and withdrawals at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at those locations. Customers of any Banking Subsidiary may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions nationwide. Customers of any of the Banking Subsidiaries may also make deposits or withdrawals at any of One Valley's 89 main office and branch locations.

       On April 30, 1996, One Valley consummated its acquisition of Co-operative Savings Bank, a federally-chartered savings bank headquartered in Lynchburg, Virginia. Following consummation of the acquisition, the name of the federal savings bank was changed to One Valley Bank - Central Virginia. This transaction was One Valley's first interstate acquisition.

       As of March 1, 1997, One Valley and its Subsidiaries had approximately 1900 full-time equivalent employees.


COMPETITION

       Vigorous competition exists in all areas where One Valley and the Banking Subsidiaries are engaged in business. The primary market areas served by the Banking Subsidiaries are generally defined as West Virginia, Central Virginia, and certain adjoining areas in Kentucky, Maryland, Ohio, Pennsylvania and Virginia.

       For most of the services which the Banking Subsidiaries perform, they compete with commercial banks as well as other financial institutions. For instance, savings banks, savings and loan associations, credit unions, finance companies, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, insurance companies, investment counseling firms and other business firms and individuals offer personal and corporate trust and investment counseling services. The opening of branch banks within One Valley's market areas has increased competition for the Banking Subsidiaries. Although federal and state banking legislation has provided an opportunity for One Valley to acquire banking subsidiaries in other attractive banking areas, it has increased competition for One Valley in its market areas, and, with interstate banking, One Valley faces additional competition in efforts to acquire other subsidiaries throughout West Virginia and in neighboring states.

       Until 1993, the various banks and bank-holding companies operating in West Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. During 1993, Banc One Corp., one of the largest bank holding companies in the United States, consummated its acquisition of Key Centurion Bancshares Inc., and Huntington Bankshares Incorporated consummated its acquisitions of Commerce Banc Corporation and CB&T Financial Corp. It is possible that other large out-of-state banks will, over time, expand their operations into West Virginia. While One Valley believes that it can compete effectively with out-of-state banks, One Valley will face larger competitors which have access to greater capital resources and which have sophisticated marketing structures in place.

      As of December 31, 1996, there were 54 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking"). These holding companies are headquartered in various West Virginia cities and control banks throughout the State of West Virginia, including banks which compete with the Banking Subsidiaries in their market areas. One Valley has actively competed with some of these bank holding companies to acquire its Banking Subsidiaries.


SUPERVISION AND REGULATION

       The following outline of the regulatory framework applicable to bank holding companies and their subsidiaries is qualified by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of One Valley.


GENERAL

       Both federal and state laws extensively regulate various aspects of the banking business, such as permissible types and amounts of loans and investments, risk management and controls, permissible activities, rates of interest and fees, and reserve requirements. These regulations are intended primarily for the protection of depositors and customers rather than One Valley's shareholders.


ACQUISITIONS AND ACTIVITIES

       As a bank holding company, One Valley is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "BHCA"), including examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all the assets of a bank or any other company, without the prior approval of the FRB, subject to certain exceptions.

       The BHCA generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. One Valley's direct activities are similarly limited.

       In reviewing applications under the BHCA, the FRB will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, and convenience and needs factors, including, in the case of a bank or thrift acquisition, the applicant's record under the Community Reinvestment Act.

       Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permitted bank holding companies to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. In addition, IBBEA provides that, commencing June 1, 1997, national banks and state banks with different home states will be permitted to merge across state lines, unless the home state of a participating bank enacts legislation prior to May 31, 1997 expressly prohibiting interstate mergers. IBBEA further provides that states may enact a law permitting interstate bank merger transactions prior to June 1, 1997 and a law permitting de novo interstate branching. On March 9, 1996, the West Virginia Legislature adopted legislation pursuant to which interstate branching, both by merger and also de novo, will become effective on and after May 31, 1997.

       One Valley is also required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than five percent of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any bank holding company from acquiring shares of a bank if the acquisition would cause the bank holding company's consolidated deposits in the State of West Virginia to exceed 25% of the total deposits of all depository institutions in the State of West Virginia. At December 31, 1996 the total deposits of the Banking Subsidiaries were approximately 16% of the total deposits in the State of West Virginia.

       Federal and state banking laws generally limit the activities of banks to the business of banking. In recent years, a series of judicial decisions and regulatory rulings have increased the range of services and products that can be offered by bank holding companies and banks, and simplified the regulatory process for acquisitions and the offering of new or additional products. Among the new or expanded products and services are sales of annuities, sales of insurance from places of 5000 or less and underwriting and dealing in securities.


PAYMENT OF DIVIDENDS

       One Valley is a legal entity separate and distinct from the Banking Subsidiaries. A major portion of the revenues of One Valley result from dividends paid by the Banking Subsidiaries. The Banking Subsidiaries are subject to legal limitations on the amount of dividends they can pay. The prior approval of the Comptroller of the Currency (the "Comptroller") is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Similar restrictions on dividends are in effect for the Banking Subsidiaries which are not national banks.

       Under the foregoing dividend restrictions, as of December 31, 1996, the Banking Subsidiaries, without obtaining regulatory approvals, could pay aggregate dividends of $14.4 million, plus retained net profits for the interim periods through the date of declaration, to One Valley during 1997. During 1996, the Banking Subsidiaries paid $51.3 million in cash dividends to One Valley.

       In addition, both One Valley and the Banking Subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Regulatory authorities are authorized to determine that, under certain circumstances, the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The regulatory authorities have indicated that banking organizations should generally pay dividends only out of current operating earnings.

BORROWINGS BY ONE VALLEY FROM THE BANKING SUBSIDIARIES

       There are various legal restrictions on the extent to which One Valley and its nonbank subsidiaries can borrow or otherwise obtain credit from the Banking Subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to One Valley or any one of such nonbank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to One Valley and all such nonbank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus. These restrictions also apply to the Banking Subsidiaries' purchases of assets from and investments in One Valley and its nonbank subsidiaries.


CAPITAL

       Bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets and certain off-balance sheet items ("total capital ratio") is 8%. At least half of the total capital is required to be comprised of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock), less goodwill and most other intangibles ("Tier 1 capital"). Other qualifying capital ("Tier 2 capital") may consist of other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and allowance for loan losses.

       In addition, the bank regulators have established minimum leverage ratio requirements for bank holding companies and banks. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies and banks will generally be required to maintain a leverage ratio of four to five percent.

       Regulatory capital requirements also provide that bank holding companies and banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

       Federal banking agencies have issued regulations, which become effective in 1998, that may require additional capital in respect of interest rate exposure and other market risk. One Valley does not believe that these modifications will have a significant impact on its capital position.

       As of December 31, 1996, One Valley had a total capital ratio of 15.8%, a Tier 1 capital ratio of 14.5% and a leverage ratio of 9.1%. Note R of Notes to the Consolidated Financial Statements appearing at page 39 of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.


       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories:
"well capitalized", "adequately capitalized", "under-capitalized", "significantly undercapitalized" and "critically undercapitalized".

       The banking regulators have adopted regulations relating to these capital categories. The relevant capital measures are the total capital ratio, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) and the leverage ratio. Under the regulations, a bank will generally be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a Tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a Tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances), and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets.

       As of December 31, 1996, One Valley and each of its Banking Subsidiaries had capital levels that qualify them as being "well capitalized" under such regulations.

       Under FDICIA, a depository institution that is not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized".

       "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guarantee is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

       "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.


OBLIGATIONS IN RESPECT OF SUBSIDIARY BANKS

       The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes liability on FDIC-insured depository institutions, such as the Banking Subsidiaries, for losses incurred by the FDIC in connection with assistance to an insured institution under common control.

       Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and, if any such assessment is not paid by any shareholder after three months' notice, to sell the stock of such shareholder to make good the deficiency.

       Under FRB policy, One Valley is expected to act as a source of financial strength to each of its Banking Subsidiaries and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such FRB policy, One Valley may not find itself able to provide it.

       Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.


DEPOSITOR PREFERENCE STATUTE

       Under federal law, deposits are afforded a priority over other general unsecured claims against a depository institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by a receiver.


FDIC ASSESSMENTS

       The Banking Subsidiaries are subject to deposit insurance assessments by the FDIC. Most of the deposits of the Banking Subsidiaries are insured by the Bank Insurance Fund ("BIF"), but the deposits of One Valley Bank F.S.B., One Valley Bank-Central Virginia, and an amount of deposits attributed to thrifts acquired by other Banking Subsidiaries are insured by the Savings Association Insurance Fund ("SAIF"). Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for banks which qualify for the highest ranking under a risk-based system. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA imposed a special assessment to recapitialize SAIF and reduced the amount of FDIC insurance premiums for deposits insured by SAIF to the same levels assessed for deposits insured by BIF. Paragraphs 3 and 5 of the Section of Management's Discussion and Analysis captioned "Income Statement Analysis - Non-Interest Income and Expense" appearing at page 21 of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.

       DIFA further provides, however, for assessments to be imposed on deposits at all insured depository institutions to pay for the cost of the Financing Corporation funding. Based on December 31, 1996 deposit levels, One Valley estimates that insurance assessments will amount to approximately $750,000 in 1997.

MISCELLANEOUS

       Under Section 106 of the 1970 Amendments to the Bank Holding Company Act and the regulations of the FRB, the Banking Subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services.

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

GOVERNMENTAL POLICIES

       In addition to the effect of general economic conditions, the earnings and future business activities of the Banking Subsidiaries, both members and non-members of the Federal Reserve, are affected by the fiscal and monetary policies of the federal government and its agencies, particularly the FRB. The FRB regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the FRB include setting the reserve requirements of member banks, establishing the discount rate on member bank borrowings and conducting open market operations in United States government securities to exercise control over the supply of money and credit.

       The policies of the FRB have a direct and indirect effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon. The impact of current economic problems and the policies of the FRB and other regulatory authorities designed to deal with these economic problems upon the future business and earnings of the Banking Subsidiaries cannot be accurately predicted, but those policies can materially affect the revenues and income of the Banking Subsidiaries.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

       Statistical disclosures required by bank holding companies are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages five through 23 of One Valley's 1996 Annual Report to Shareholders for the fiscal year ended December 31, 1996. That information is incorporated herein by reference.

ITEM 2.       PROPERTIES

ONE VALLEY AND ONE VALLEY BANK

       One Valley Bank owns the site of One Valley Bank's current banking quarters, One Valley Square in the City of Charleston, West Virginia. This land is leased by One Valley Bank to One Valley Square, Inc. One Valley
Square, Inc., constructed a fifteen story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet. In addition, One Valley Bank subleases a portion of the seventh floor to others. One Valley also conducts its operations from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. Upon expiration of the land lease, all improvements will revert to the owner of the land. One Valley Bank also conducts operations at its operations center, also located in Charleston, and at 20 branch locations throughout Kanawha, Putnam, Jackson, and Wood Counties.

OTHER AFFILIATE BANKS

       The properties owned or leased by the other Banking Subsidiaries consist generally of 11 main bank offices, related drive-in facilities, 57 branch offices and such other properties as are necessary to house related support activities of those banks. All of the properties of the Banking Subsidiaries are suitable and adequate for their current operations and are generally being fully utilized.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of One Valley are:


                   Name                          Age                 Banking Experience and Qualifications
Robert F. Baronner                                70        1991 to  Present,  Chairman  of the Board,  One Valley.
                                                            1971 to 1991,  One Valley Bank.  Previously,  President
                                                            and Chief Executive Officer, One Valley.

J. Holmes Morrison                                56        1967 to present,  One Valley Bank.  Vice  President and
                                                            Trust Officer,  1970;  Senior Vice President and Senior
                                                            Trust Officer,  1978;  Executive Vice President,  1982;
                                                            President and Chief Operating Officer,  1985; President
                                                            and Chief  Executive  Officer,  1988;  Chairman  of the
                                                            Board, 1991. Vice President,  One Valley,  1982; Senior
                                                            Vice  President,   One  Valley,  1984;  Executive  Vice
                                                            President,   One  Valley,  1990;  President  and  Chief
                                                            Executive Officer, One Valley, 1991.

Phyllis H. Arnold                                 48        1973-1979,    One   Valley   Bank.    Credit   Officer,
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
                                                            President,  One Valley Bank, 1988;  President and Chief
                                                            Executive  Officer,  One Valley Bank,  1991;  Executive
                                                            Vice President, One Valley, 1994.




                   Name                          Age                 Banking Experience and Qualifications


Frederick H. Belden, Jr.                          58        1968  to  present,   One  Valley   Bank.   Senior  Vice
                                                            President  and Senior Trust  Officer,  1982;  Executive
                                                            Vice President,  1986.  Executive Vice  President,  One
                                                            Valley, 1994.


Laurance G. Jones                                 50        1969 to present,  One Valley  Bank.  Controller,  1971;
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

James A. Winter                                   44        1975 to  present,  One  Valley  Bank.  Vice  President,
                                                            Controller and Assistant  Treasurer,  1982. Senior Vice
                                                            President,  1991;  Vice President and Chief  Accounting
                                                            Officer, One Valley, 1989.

Robert E. Kamm, Jr.                               45        1975 to 1978,  One Valley  Bank,  Assistant  Investment
                                                            Officer; 1982 to present,  President One Valley Bank of
                                                            Summersville, Inc.; Senior Vice President, One Valley,
                                                            1996.

Kenneth R. Summers                                51        1963 to 1988, One Valley Bank.  Vice  President,  1976;
                                                            Senior   Vice   President,   1985;   1988  to  present,
                                                            President and Chief Executive Officer One Valley Bank,
                                                            Inc.; Senior Vice President, One Valley, 1996.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

         During 1996, One Valley Common Stock was traded over the counter on the Nasdaq National Market under the symbol "OVWV" by Merrill Lynch, Pierce, Fenner & Smith, Inc.; Keefe, Bruyette & Woods, Inc.; Robinson-Humphrey Co. Inc.; Legg, Mason, Wood, Walker, Inc.; Wheat First Securities, Inc.; Herzog, Heine, Geduld, Inc.; McDonald & Company Sec., Inc.; Sandler O'Neill & Partners; Prudential Securities, Inc.; and Friedman Billings Ramsey & Co. At March 4, 1997, the total number of holders of One Valley Common Stock was approximately 11,000, including shareholders of record and shares held in nominee name. The information set forth in paragraphs number two and three in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 18 of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.

         Notes D, F, Q and V of Notes to the Consolidated Financial Statements appearing at pages 29, 30, 38 and 43 of One Valley's 1996 Annual Report to Shareholders are incorporated herein by reference. Table 2 "Six-Year Selected Financial Summary" on page six of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

         Table 2 "Six-Year Selected Financial Summary" on page six of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

         The information contained on pages five through 23 of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained on pages 24 through 44 of One Valley's 1996 Annual Report to Shareholders is incorporated herein by reference. See Item 14 for additional information regarding the financial statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth in the sections captioned "Election of Directors", "Management Nominees to the Board of One Valley", "Directors Continuing to Serve Unexpired Terms," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages two through five and page 17 of One Valley's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference. Reference is also made to the information concerning One Valley's executive officers provided in Part I, Item 4A, of this report.

ITEM 11.     EXECUTIVE COMPENSATION

         The information set forth in the sections captioned "Executive Compensation", "Change in Control Arrangements", and "Compensation of Directors" on pages ten through 13 and page 17 of One Valley's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth in the sections captioned "Principal Holders of Voting Securities" and "Ownership of Securities by Directors, Nominees and Officers" on pages six through ten of One Valley's definitive Proxy Statement dated March 21, 1997, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee Interlocks and Insider Participation" on page 17 of One Valley's definitive Proxy Statement dated March 21, 1997, and Notes H and J of the Notes to the Consolidated Financial Statements appearing at pages 32 and 33 of One Valley's 1996 Annual Report to Shareholders are incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                                    1996 Annual Report
                                                                                      to Shareholders
         Index                                                                                Page(s)
(a) 1.   Financial Statements

         Consolidated Financial Statements
         of One Valley Bancorp, Inc. incorporated by reference in Part II, Item 8 of this report.

                 Consolidated Balance Sheets at                                                24
                 December 31, 1996 and 1995

                 Consolidated Statements of Income                                             25
                 for the years ended December 31,
                 1996, 1995 and 1994

                 Consolidated Statements of Share-                                             26
                 holders' Equity for the years ended
                 December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows                                         27
                 for the years ended December 31, 1996,
                 1995 and 1994

                 Notes to Consolidated Financial                                               28-43
                 Statements

                 Report of Independent Auditors                                                44

 (a) 2.   Financial Statement Schedules

         All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial
         Statements or related notes thereto.

(a) 3.   Exhibits required to be Filed by Item 601 of                                     Page(s)
         Regulation S-K and  Item 14(c) of Form 10-K                                      Form 10-K

         See Index to Exhibits                                                               22

          Reports on Form 8-K:

         None





(c)      Exhibits

         See Item 14(a)3 above.

(d)      Financial Statement Schedules

         See Item 14(a)2 above.





                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ONE VALLEY BANCORP, INC.


                                           By: /s/ J. Holmes Morrison
                                                J. Holmes Morrison,
                                                President and
                                                Chief Executive Officer


March 18, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


SIGNATURE                                            TITLE                              DATE
/s/ Phyllis H. Arnold                                Director                   March 18, 1997
PHYLLIS H. ARNOLD

/s/ Charles M. Avampato                              Director                   March 18, 1997
CHARLES M. AVAMPATO

/s/ Robert F. Baronner                               Director                   March 18, 1997
ROBERT F. BARONNER

                                                     Director                   March ___, 1997
C. MICHAEL BLAIR

/s/ James K. Brown                                   Director                   March 18, 1997
JAMES K. BROWN

/s/ Nelle Ratrie Chilton                             Director                   March 18, 1997
NELLE RATRIE CHILTON

/s/ R. Marshall Evans, Jr.                           Director                   March 18, 1997
R. MARSHALL EVANS, JR.

                                                     Director                   March ___, 1997
JAMES GABRIEL






/s/ Phillip H. Goodwin                               Director                   March 20, 1997
PHILLIP H. GOODWIN

                                                     Director                   March ___, 1997
THOMAS E. GOODWIN

                                                     Director                   March ___, 1997
CECIL B. HIGHLAND, JR.

/s/ Bob M. Johnson                                   Director                   March 25, 1997
BOB M. JOHNSON

/s/ Laurance G. Jones                                Treasurer and Chief        March 17, 1997
LAURANCE G. JONES                                    Financial Officer
                                                     (Principal Financial
                                                     Officer)

/s/ Robert E. Kamm, Jr.                              Director                   March 25, 1997
ROBERT E. KAMM, JR.

                                                     Director                   March ___, 1997
DAVID E. LOWE

                                                     Director                   March ___, 1997
JOHN D. LYNCH

/s/ Edward H. Maier                                  Director                   March 18, 1997
EDWARD H. MAIER

/s/ J. Holmes Morrison                               Chief Executive            March 18, 1997
J. HOLMES MORRISON                                   Officer, Director
                                                     and President

                                                     Director                   March ___, 1997
CHARLES R. NEIGHBORGALL, III

/s/ Robert O. Orders, Sr.                            Director                   March 18, 1997
ROBERT O. ORDERS, SR.

/s/ John L. D. Payne                                 Director                   March 18, 1997
JOHN L. D. PAYNE

/s/ Angus E. Peyton                                  Director                    March 18, 1997
ANGUS E. PEYTON

                                                     Director                   March ___, 1997
LACY I. RICE, JR.

/s/ Brent D. Robinson                                Director                   March 21, 1997
BRENT D. ROBINSON



                                                     Director                   March ___, 1997
JAMES W. THOMPSON

                                                     Director                   March ___, 1997
J. LEE VAN METRE, JR.

                                                     Director                   March ___, 1997
RICHARD B. WALKER

                                                     Director                   March ___, 1997
H. BERNARD WEHRLE, III

                                                     Director                   March ___, 1997
JOHN H. WICK, III

/s/ Thomas D. Wilkerson                              Director                   March 18, 1997
THOMAS D. WILKERSON

/s/ James A. Winter                                  Vice President and         March 18, 1997
JAMES A. WINTER                                      Chief Accounting
                                                     Officer (Principal
                                                     Accounting Officer)







                                INDEX TO EXHIBITS

Exhibit No. Description:

(3)      Articles of Incorporation and Bylaws

         Exhibit 3.1 Restated Articles of Incorporation of One Valley, filed as part of One Valley's June 30, 1996,
                           Quarterly Report on Form 10-Q and incorporated herein by reference.

         Exhibit 3.2       Amendments to the Bylaws of One Valley dated
                           October 18 and December 20, 1995, and a complete copy of One Valley's Bylaws as amended and filed as part of One Valley's 1995 Annual Report on Form 10-K and incorporated herein by reference.

         Exhibit 4.1 Shareholder Protection Rights Agreement, filed as a part of One Valley's current report on Form 8-K, dated October 19, 1995, and incorporated herein by reference.

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

         Executive Compensation Plans and Arrangements.

         Exhibit 10.2 Form of Change in Control Severance Agreements between One Valley and certain of its officers, dated as of October 16, 1996.

         Exhibit 10.3      One Valley Bancorp, Inc., 1983 Incentive Stock
                           Option Plan, as amended, filed as part of One
                           Valley's Registration Statement on Form S-8,
                           Registration No. 33-3570, July 2, 1990, and incorporated herein by reference.

         Exhibit 10.4      One Valley Bancorp, Inc., 1993 Incentive Stock
                           Option Plan, filed as part of One Valley's Definitive
                           Proxy Statement, Registration No. 0-10042, and incorporated herein by reference.

         Exhibit 10.5      One Valley Bancorp, Inc., Management Incentive
                           Compensation Plan, as amended February, 1990, filed as part of One Valley's 1992 Annual Report on Form
                           10-K and incorporated herein by reference.

         Exhibit 10.6      One Valley Bancorp, Inc., Supplemental Benefit
                           Plan, as amended April, 1990, filed as part of One
                           Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

         Exhibit 10.7      One Valley Bancorp, Inc., Executive Incentive
                           Compensation Plan, dated as of January 1, 1996.




(11)      Computation of Earnings Per Share -- found at page 77 herein.

(12)      Statement Re Computation of Ratios -- found at page 78 herein.

(13)      1996 Annual Report to Security Holders -- found at page 79 herein.

(21)      Subsidiaries of Registrant -- found at page 131 herein.

(23)      Consent of Independent Auditors -- found at page 132 herein.

(27)      Financial Data Statement -- Edgar filing only

(99) Proxy Statement for the 1997 Annual Meeting of One Valley -- found at page 133 herein.






                                       23
