Form 10-Q
period 1997-03-31
ONE VALLEY BANCORP INC
filed 1997-05-14
CIK 351616

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997 was:


               Common Stock, $10.00 par value -- 22,007,355 shares



One Valley Bancorp, Inc.

Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One
Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 18 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                       March 31      December 31    March 31
                                                                         1997           1996          1996
ASSETS
Cash and Due From Banks                                                 $121,247       $146,152     $128,997
Interest Bearing Deposits With Other Banks                                12,369          9,897       20,981
Federal Funds Sold                                                        31,925          4,825            0
                                                                      ----------     ----------   ----------
   Cash and Cash Equivalents                                             165,541        160,874      149,978
Securities
   Available-for-Sale, at fair value                                   1,031,297        952,908      904,682
   Held-to-Maturity (Estimated Fair Value,
   March 31, 1997 - $225,125; December 31, 1996 - $219,841;
   March 31, 1996 -  $205,668)                                           224,948        217,322      203,594
Loans
   Total Loans                                                         2,806,417      2,810,212    2,546,298
   Less: Allowance For Loan Losses                                        42,005         41,745       39,836
                                                                      ----------     ----------   ----------
   Net Loans                                                           2,764,412      2,768,467    2,506,462
Premises & Equipment - Net                                                83,707         84,087       80,172
Other Assets                                                              85,408         83,645       65,054
                                                                      ----------     ----------   ----------
   Total Assets                                                       $4,355,313     $4,267,303   $3,909,942
                                                                      ==========     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                 $420,825       $406,630     $393,349
   Interest Bearing                                                    3,034,567      2,999,386    2,723,202
                                                                      ----------     ----------   ----------
   Total Deposits                                                      3,455,392      3,406,016    3,116,551
Short-term Borrowings
   Federal Funds Purchased                                                14,298         17,278       45,968
   Repurchase Agreements and Other Borrowings                            398,742        360,796      341,349
                                                                      ----------     ----------   ----------
   Total Short-term Borrowings                                           413,040        378,074      387,317
Long-term Borrowings                                                      28,886         28,892       12,904
Other Liabilities                                                         50,830         45,744       43,184
                                                                      ----------     ----------   ----------
   Total Liabilities                                                   3,948,148      3,858,726    3,559,956
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0              0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 24,987,852 shares at March 31, 1997;
      24,923,176 shares at December 31, 1996;
      18,058,639 shares at March 31, 1996                                249,879        249,232      180,587
   Capital Surplus                                                        74,168         73,834       35,081
   Retained Earnings                                                     161,192        152,006      176,823
   Unrealized (Loss) Gain on Securities Available-for-Sale,
      net of deferred income taxes                                        (3,525)           883        1,438
   Treasury Stock - 2,980,497 shares at March 31, 1997;
      2,792,360 shares at December 31, 1996;
      1,591,188 shares at March 31, 1996; at cost                        (74,549)       (67,378)     (43,943)
                                                                      ----------     ----------   ----------
      Total Shareholders' Equity                                         407,165        408,577      349,986
                                                                      ----------     ----------   ----------
      Total Liabilities and Shareholders' Equity                      $4,355,313     $4,267,303   $3,909,942
                                                                      ==========     ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                          For The Three Months
                                                              Ended March 31
                                                            1997          1996
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                               $59,922      $55,308
      Tax-Exempt                                                741          644
                                                           --------     --------
            Total                                            60,663       55,952
   Interest on Investment Securities
      Taxable                                                16,946       14,034
      Tax-Exempt                                              2,983        2,773
                                                           --------     --------
            Total                                            19,929       16,807
   Other Interest Income                                        387          101
                                                           --------     --------
            Total Interest Income                            80,979       72,860
INTEREST EXPENSE
   Deposits                                                  31,062       27,399
   Short-term Borrowings                                      5,160        4,423
   Long-term Borrowings                                         439          200
                                                           --------     --------
      Total Interest Expense                                 36,661       32,022
                                                           --------     --------
Net Interest Income                                          44,318       40,838
Provision For Loan Losses                                     1,458        1,149
                                                           --------     --------
Net Interest Income
   After Provision For Loan Losses                           42,860       39,689
OTHER INCOME
   Trust Department Income                                    2,495        2,192
   Service Charges on Deposit Accounts                        3,582        3,414
   Real Estate Loan Processing & Servicing Fees               1,320        1,351
   Other Service Charges and Fees                             1,722        1,356
   Other Operating Income                                     1,895        1,465
   Securities Transactions                                      (84)        (294)
                                                           --------     --------
      Total Other Income                                     10,930        9,484
OTHER EXPENSES
   Salaries and Employee Benefits                            16,825       16,316
   Occupancy Expense - Net                                    1,672        1,737
   Equipment Expenses                                         2,066        2,152
   Federal Deposit Insurance                                    215          247
   Outside Data Processing                                    1,725        1,419
   Other Operating Expenses                                   9,395        8,346
                                                           --------     --------
      Total Other Expenses                                   31,898       30,217
                                                           --------     --------
Income Before Taxes                                          21,892       18,956
Applicable Income Taxes                                       7,421        6,308
                                                           --------     --------
NET INCOME                                                  $14,471      $12,648
                                                           ========     ========

NET INCOME PER COMMON SHARE                                   $0.66        $0.60
                                                           ========     ========

Based on Average Shares Outstanding of                       22,050       20,992

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                           on Securities
                                                           Common      Capital      Retained      Treasury    Available
                                                           Stock       Surplus      Earnings        Stock     for Sale
Balance December 31, 1996                                $249,232      $73,834       $152,006     ($67,378)        $883
Three Months Ended March 31, 1997
   Net Income                                                   0            0         14,471            0            0
   Cash Dividends ($.24 per share)                              0            0         (5,285)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                 0            0              0            0       (4,408)
   Treasury Shares Purchased                                    0            0              0       (7,171)           0
   Stock Options Exercised                                    647          334              0            0            0
                                                         --------     --------       --------     --------     --------
Balance March 31, 1997                                   $249,879      $74,168       $161,192     ($74,549)     ($3,525)
                                                         ========     ========       ========     ========     ========


Balance December 31, 1995                                $180,166      $34,603       $168,625     ($23,344)      $6,252
Stock Issued for Acquisition                                    0            0              0            0            0
Three Months Ended March 31, 1996
   Net Income                                                   0            0         12,648            0            0
   Cash Dividends ($.22 per share)                              0            0         (4,450)           0            0
   Change in Fair Value of Securities                           0            0              0            0            0
      Available for Sale, net of deferred taxes                 0            0              0            0       (4,814)
   Treasury Shares Purchased                                    0            0              0      (20,599)           0
   Stock Options Exercised                                    421          478              0            0            0
                                                         --------     --------       --------     --------     --------
Balance March 31, 1996                                   $180,587      $35,081       $176,823     ($43,943)      $1,438
                                                         ========     ========       ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                          For The Three Months
                                                                             Ended March 31
                                                                          1997            1996
OPERATING ACTIVITIES
   Net Income                                                            $14,471        $12,648
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         1,458          1,149
         Depreciation                                                      1,937          2,012
         Amortization and Accretion                                        1,137            968
         Net Gain From Sales of Assets                                       107            294
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                   (1,249)        (2,228)
            Accrued Interest Payable                                         255          2,595
            Other Assets and Other Liabilities                             5,331          3,550
                                                                        --------       --------
            Net Cash Provided by Operating Activities                     23,447         20,988

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                    6,935         28,232
   Proceeds From Maturities of Securities Available for Sale              60,497         66,934
   Proceeds From Maturities of Securities Held to Maturity                 2,553          2,706
   Purchases of Securities Available for Sale                           (153,856)      (137,188)
   Purchases of Securities Held to Maturity                              (10,196)        (1,172)
   Net Increase In Loans                                                   4,006        (35,797)
   Purchases of Premises and Equipment                                    (1,580)        (1,496)
                                                                        --------       --------
            Net Cash Used in Investing Activities                        (91,641)       (77,781)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits     49,376         68,215
   Net Decrease in Federal Funds Purchased                                (2,980)        (8,037)
   Net Increase in Other Short-term Borrowings                            37,946          5,574
   Repayment of Long-term Debt                                                (6)          (507)
   Proceeds From Issuance of Common Stock                                    981            899
   Purchase of Treasury Stock                                             (7,171)       (20,599)
   Dividends Paid                                                         (5,285)        (4,450)
                                                                        --------       --------
            Net Cash Provided by Financing Activities                     72,861         41,095
                                                                        --------       --------
Increase (Decrease) in Cash and Cash Equivalents                           4,667        (15,698)

Cash And Cash Equivalents at Beginning of Year                           160,874        165,676
                                                                        --------       --------
Cash And Cash Equivalents, March 31                                     $165,541       $149,978
                                                                        ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTSNote A - Basis of PresentationThe accounting and reporting policies of One Valley conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Consolidated Financial Statements included in the Annual Report of One Valley.

Note B - Accounting Change

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS 128) which supercedes APB Opinion No. 15, "Earnings Per Share" (APB 15). Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. One Valley will continue to apply APB 15 until the adoption of FAS 128. The new standard specifies the computation, presentation, and disclosure of basic and diluted earnings per share. Basic and fully diluted earnings per share are not anticipated to be materially different from earnings per share under APB 15.

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is applicable to One Valley effective January 1, 1997. However, on October 30, 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls and other similiar secured transactions. The delay in implementation was necessary to allow companies to overcome technological problems in their systems which would create control and accountability issues. Statement No. 125 establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. Statement No. 125 also establishes standards surrounding settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. The adoption of this standard did not have a material effect on the Company's financial statements. Additionally, the delayed provisions of this standard are not expected to have a material effect on One Valley's financial statements.


Note C - Stock Splits and Stock Dividends

On September 18, 1996, One Valley's Board of Directors authorized a five-for-four stock split of common shares effected in the form of a 25% stock dividend to shareholders of record on September 30, 1996. Average shares outstanding and per share amounts for prior periods included in the consolidated financial statements have been adjusted for the stock split.


One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

March 31, 1997


INTRODUCTION AND SUMMARY

     Net income for the first quarter of 1997 totaled $14.5 million, a 14.4% increase from the $12.6 million earned in the same quarter of 1996. On a per share basis, net income increased by 10.0% to $0.66 from the $0.60 earned in the first quarter of 1996. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income. Prior period earnings per share have been adjusted for a 5 for 4 stock split declared in September 1996.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.34% in the first quarter of 1997, an increase from the 1.32% earned during the same period of 1996. Return on average equity (ROE) also increased to 14.13% from the 13.93% reported for the first quarter of 1996.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1997. This discussion should be read in conjunction with the 1996 Annual Report to Shareholders and the other financial information included in this report.

Acquisitions and Name Change

     At the close of business on April 30, 1996, One Valley Bancorp acquired CSB Financial Corporation (CSB), a $336.0 million Federal Savings Bank holding company headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 0.6774 shares of One Valley common stock for each share of CSB common stock. The transaction was valued at approximately $55.7 million. The combination was accounted for under the purchase method of accounting, and as a result, CSB is only included in consolidated operations subsequent to the acquisition date. Comparisons to March 31, 1996, should consider the effect of this transaction on the financial results of the consolidated company. Coinciding with the close of that transaction, the company name was changed from One Valley Bancorp of West Virginia, Inc. to One Valley Bancorp, Inc.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 1997, was $46.3 million on a fully tax-equivalent basis, an 8.5% increase over the $42.7 million earned during the same period in 1996. This increase is largely due to a $277.5 million, or 11.0% increase in average total loans and a $151.2 million, or 13.9% increase in average securities during the first three month comparison. In total, average earning assets increased by $447.5 million or 12.5% in the first three months of 1997 over the same period in 1996, while average interest bearing liabilities increased by $393.7 million or 12.8% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately two-thirds of the growth in average earning assets was attributable to the April 30, 1996, acquisition of CSB Financial Corporation while the remainder was due to internal growth.

     As shown in the consolidated average balance sheets (page 18), the yield on earning assets declined to 8.30% for the first three months of 1997 from 8.36% earned during the first three months of 1996. During the same period, the cost of interest bearing liabilities increased 11 basis points to 4.30% from last year's 4.19% level. This increase in cost of funds has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract customer deposits in an increasingly competitive market. Additional discussion of the changes in balance sheet mix is included later in this report. Primarily due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.61% during the first three months of 1997, from the 4.77% during the first three months of 1996. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slightly positive influence on net interest income; whereas, a sharp decline in rates would have a slightly negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $1.5 million for the three months ended March 31, 1997, a $0.3 million increase from the provision made in the same period of 1996. As a percentage of average total loans, the provision for loan losses through the first three months of 1997 was 0.21% on an annualized basis, compared with 0.18% for the first three months of 1996. The provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. Net charge-offs as a percentage of average total loans in the first three months of 1997 increased to 0.17% on an annualized basis, up from an annualized 0.13% during the first quarter of 1996, but down slightly from the 0.19% charge-off ratio for the full year of 1996. The increase in the first quarter is primarily due to an increase in consumer installment charge-offs.

     Total non-performing assets at March 31, 1997, were 0.36% of period-end loans, relatively unchanged from the 0.37% at December 31, 1996, and the 0.35% at March 31, 1996. Of the $1.2 million increase in non-accrual loans from one year ago, $1.0 million is attributable to the CSB Financial acquisition. Although the dollar amount of non-perfoming assets at March 31, 1997, has increased from the level one year ago, the allowance for loan losses is sufficient to absorb over four times the amount of those non-performing assets. At March 31, 1997, loans past due over 90 days were 0.16% of outstanding loans, relatively unchanged from the 0.15% level at year-end 1996, but down slightly from the 0.18% at March 31, 1996. An analysis of the allowance for loan losses and non-performing assets is included on page 17.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. At March 31, 1997, the allowance was 1.50% of outstanding loans, compared with the 1.49% at year-end and the 1.56% one year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the Company's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first three months of 1997 was 2.07%, down from 2.28% during all of 1996 and the first three months of 1996. This improvement is a result of growth in average earning assets with only a modest increase in net overhead from the same period in 1996. Average earning assets increased 12.5% in the first three months of 1997 when compared with the same period in 1996. Net overhead increased by only 2.2% or $0.45 million during the same period primarily resulting from the inclusion of CSB Financial in 1997 operations. Excluding the effect of the Lynchburg operations, average earning assets increased 3.5% while net overhead decreased by 5.7% or $1.2 million.

     Total non-interest income was $11.0 million through the first three months of 1997, up 12.6% from the $9.8 million non-interest income earned during the same period in 1996. Trust income increased by 13.8% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 4.9% in the first three month comparison mainly due to a higher level of customer activity. Real estate loan processing and service fees decreased by 2.3% when compared to the first three months of 1996 due to a slightly lower level of loans serviced for the secondary market. Other service charges and fees increased by 27.0% over the first three months of 1996, primarily due to increases in fee income from non-One Valley customer use of the Company's network of automated teller machines. Other operating income increased by 29.4% due primarily to other non-recurring income reported by the building management subsidiary of the Company and the introduction of a new debit card product.

     Total non-interest expense was $31.9 million during the three months ended March 31, 1997, a 5.6% increase from the $30.2 million during the same period in 1996, largely due to the acquired operations of CSB Financial. Staff costs increased by 3.1% from the level one year ago. Staffing levels, excluding the employees added through the CSB acquisition, have declined by 4.6% from March 31, 1996, as operations are continually being streamlined and levels are reduced through normal attrition. The savings have been offset by normal salary and benefit increases and an increase in staff from the Lynchburg acquisition. Occupancy expense decreased by 3.7% from the same period last year primarily due to lower utility costs and less winter maintenance for the facilities due to a mild winter. Equipment expenses decreased 4.0% from last year's level primarily due to lower maintenance and depreciation costs. Federal deposit insurance expense for the first quarter of 1997 was 13.0% less than the same period last year due to the reduced assessment rate required after the one-time SAIF adjustment in September 1996 that replenished that fund. It is anticipated that this new rate will continue to be assessed throughout the remainder of 1997. Outside data processing expense increased by 21.6% above the first quarter of 1996. Approximately thirty percent of this increase is due to the new Lynchburg operations. The remainder of the increase is due to enhanced computer service required to support various customer products and services, such as the VISA Checkcard, trust accounts, broker-dealer transactions, and mortgage lending. Other operating expenses increased 12.6% in the first three months of 1997. Nearly two-thirds of this increase was directly related to the Lynchburg operations. The remainder is due to increases in postage costs from customer mailings in the first quarter, New York Stock Exchange registration dues, advertising expense related to a new image campaign launched in the fall of 1996, and increases in local taxes not on income.

     Income tax expense increased by $1.1 million, or 17.6%, for the first three months of 1997 compared with the same period in 1996. The increase in taxes is primarily a result of the 15.5% growth in pretax earnings. One Valley's effective income tax rate for the first three months of 1997 was 33.9% compared to 33.3% during the first three months of 1996.

FINANCIAL CONDITION

Asset Structure

     Total loans at March 31, 1997, exceeded March 31, 1996, levels by 10.2% or $260.1 million. Approximately $164.4 million in loans was acquired through the CSB Financial acquisition. The consolidated loan-to-deposit ratio has decreased slightly to 80.0% at March 31, 1997, compared to 80.4% at March 31, 1996. Since year-end 1996, total loans have decreased by 0.14% or $3.8 million. This decrease in total loans is primarily due to paydowns on indirect auto loans and credit cards in the first quarter. These decreases were partially offset by increases in other consumer loan categories such as home equity and student loans. Commercial, mortgage, and other loan categories remained relatively stable during the same period.

     Investment portfolio assets increased $86.0 million or 7.4% from the level at year-end and by $148.0 million or 13.4% from the level one year ago. The increase from one year ago is due to the Lynchburg investment portfolio. Excluding the assets attributable to Lynchburg, total securities have decreased $6.8 million or 0.6% from the level one year ago, due to One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the Company.

     Securities designated as available-for-sale at March 31, 1997, had a historical cost of $1.037 billion, with an unrealized loss of approximately $5.9 million. This unrealized loss decreased shareholders' equity by $3.5 million, net of $2.4 million in deferred income taxes. At year-end December 31, 1996, and March 31, 1996, securities available-for-sale had a historical cost of $951.4 million and $902.3 million, with an unrealized gain of approximately $1.5 million and $2.4 million, respectively. The unrealized gains increased shareholders' equity by $0.9 million and $1.4 million, net of $0.6 and $1.0 million in deferred income taxes, respectively.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 18), average tax-exempt securities in the first three months of 1997 increased by 9.7% or $19.7 million over the average during the first three months of 1996. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.


     Federal funds sold at March 31, 1997, were $31.9 million, up $27.1 million from year-end and up the entire $31.9 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at March 31, 1997, increased 1.4% from the level at year-end and $338.8 million or 10.9% since March 31, 1996. Approximately $263.2 million of the increase in total deposits from March 31, 1996, was attributable to the Lynchburg operations. Over the past few years growth in banking deposits has been modest. Due to the low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the CSB acquisition, has been in time deposits, which have increased by 5.9% since March 31, 1996. Other deposits, including interest-bearing transaction accounts and savings accounts, have decreased by 1.1% during this time period. Some of these deposits were reinvested in certificates of deposit or other investment products. The average rate paid on interest bearing deposits increased to 4.20% in the first three months of 1997, up from the 4.15% average rate paid for all of 1996, and the 4.10% average rate paid in the first three months of 1996 largely due to increased rates on fixed rate CDs and IRAs. In an effort to meet customer expectations for an integrated financial services delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

     Total short-term borrowings increased by $35.0 million or 9.2% from the year-end level, and increased $25.7 million or 6.6% from the level at March 31, 1996. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the Company, and commercial paper, can fluctuate significantly depending upon loan demand, deposit growth, and One Valley's asset/liablility strategy. The increase from year-end 1996 is primarily the result of a $35.0 million increase in national market repurchase agreements. The increased level of short-term borrowings has been used to fund the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings increased $16.0 million or 123.9% since March 31, 1996. The increase since March one year ago was entirely the result of the CSB Financial acquisition and additional borrowings at that affiliate during the year, as One Valley integrated the acquisition into its existing asset/liability management strategy. Partially offsetting the debt acquired were $5.0 million in payments primarily on long-term advances from the Federal Home Loan Bank (FHLB). As a result, One Valley now has $28.9 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to seven years. Approximately $7.0 million of these borrowings will mature in the fourth quarter of 1997 and $12.0 million will mature in 1998.

Capital Structure and Liquidity

     On September 18, 1996, One Valley approved a 5 for 4 stock split effected in the form of a 25% stock dividend. On October 9, 1996, One Valley shareholders received one additional share of One Valley common stock for each four shares of stock they held as of the record date, September 30, 1996. Customary with a stock split, the market value and all per share information for prior periods presented have been adjusted to reflect the additional shares outstanding.

     One Valley's equity-to-asset ratio was 9.35% at March 31, 1997, down from the 9.57% at December 31, 1996, but up from the 8.95% one year ago. The decrease since year-end is primarily attributable to the repurchase of common shares of One Valley Bancorp stock in the open market which was initiated in conjunction with the CSB Financial acquisition, and a $4.4 million net of tax change in unrealized gains and losses on securities available for sale.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase the 2.2 million shares of One Valley common stock (adjusted for the 5 for 4 stock split) that would be issued as a result of the acquisition. As of March 31, 1997, One Valley held 3.0 million shares of treasury stock and has remaining Board authorization for the repurchase of 721,000 additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

     One Valley's cash dividend, totaling $0.24 per share for the first quarter of 1997, was up 9.1% over the $0.22 per share dividend during the same period in 1996. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at March 31, 1997 was 15.86%, well above the 8.0% required, while its Tier I capital ratio was 14.61%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.97% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                       For The Three Months
                                           Ended March 31
                                        1997        1996
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period        $41,745     $39,534
   Loan Losses                           1,695       1,258
   Loan Recoveries                         497         411
                                       -------     -------
      Net Charge-offs                    1,198         847
   Provision For Loan Losses             1,458       1,149
                                       -------     -------
   Balance, End of Period              $42,005     $39,836
                                       =======     =======

Total Loans, End of Period          $2,806,417  $2,546,298
Allowance For Loan Losses
   As a % of Total Loans                  1.50        1.56
                                    ==========  ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                    $8,616      $7,459
   Foreclosed Properties                 1,511       1,384
                                       -------     -------
   Total Non-Performing Assets         $10,127      $8,843
                                       =======     =======

Non-Performing Assets
   As a % of Total Loans                  0.36        0.35

Loans Past Due Over 90 Days             $4,489      $4,653
Loans Past Due Over 90 Days
   As a % of Total Loans                  0.16        0.18

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                           Three Months Ended March 31
                                           1997                    1996
                                      Amount  Yield/Rate      Amount  Yield/Rate
                                                 (pct.)                 (pct.)
ASSETS
Loans
   Taxable                          $2,752,033    8.79      $2,481,722   8.94
   Tax-Exempt                           46,787    9.88          39,563  10.04
                                    ----------              ----------
      Total                          2,798,820    8.81       2,521,285   8.96
   Less: Allowance for Losses           42,029                  39,720
                                    ----------              ----------
      Net Loans                      2,756,791    8.94       2,481,565   9.10
Securities
   Taxable                           1,013,489    6.69         881,966   6.36
   Tax-Exempt                          223,632    8.21         203,946   8.37
                                    ----------              ----------
      Total                          1,237,121    6.96       1,085,912   6.74
Federal Funds Sold & Other              33,716    4.66          12,652   3.20
                                    ----------              ----------
   Total Earning Assets              4,027,628    8.30       3,580,129   8.36
Other Assets                           278,198                 255,798
                                    ----------              ----------
   Total Assets                     $4,305,826              $3,835,927
                                    ==========              ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                         $2,996,330    4.20      $2,681,455   4.10
   Short-term Borrowings               433,642    4.83         370,538   4.79
   Long-term Borrowings                 28,889    6.16          13,197   6.08
                                    ----------              ----------
      Total Interest
         Bearing Liabilities         3,458,861    4.30       3,065,190   4.19
Non-interest Bearing Deposits          392,625                 368,609
Other Liabilities                       44,754                  39,059
                                    ----------              ----------
   Total Liabilities                 3,896,240               3,472,858
Shareholders' Equity                   409,586                 363,069
                                    ----------              ----------
   Total Liabilities & Equity       $4,305,826              $3,835,927
                                    ==========              ==========

Interest Income To Earning Assets                 8.30                   8.36
Interest Expense To Earning Assets                3.69                   3.59
                                                ------                 ------
Net Interest Margin                               4.61                   4.77
                                                ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.

One Valley Bancorp, Inc.

                   Part II.  Other Information

Item 6.     Exhibits and Reports on Form 10-Q

    a.)     Exhibits
       11.  Statement of Computation of Earnings per Share - page 20 attached.
       27.  Financial Data Schedule - electronic filing only.
    b.)     Reports on Form 8-K
            Listing Application with the New York Stock Exchange
              (NYSE) April 22, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE   May 14, 1997

                                   BY  /s/J. Holmes Morrison
                                          J. Holmes Morrison
                                          President and
                                            Chief Executive Officer


                                   BY  /s/James A. Winter
                                          James A. Winter
                                          Chief Accounting Officer and
                                            Assistant Treasurer