Form 10-Q
period 1997-06-30
ONE VALLEY BANCORP INC
filed 1997-08-14
CIK 351616

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997 was:


     Common Stock, $10.00 par value - 21,800,806 shares

                       One Valley Bancorp, Inc.

                    Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                            June 30       December 31      June 30
                                                                              1997            1996           1996
ASSETS
Cash and Due From Banks                                                     $148,711        $146,152       $138,062
Interest Bearing Deposits With Other Banks                                    10,880           9,897         11,317
Federal Funds Sold                                                            20,650           4,825          4,437
                                                                          ----------      ----------     ----------
   Cash and Cash Equivalents                                                 180,241         160,874        153,816
Securities
   Available-for-Sale, at fair value                                       1,065,187         952,908        988,796
   Held-to-Maturity (Estimated Fair Value,
   June 30, 1997 - $228,491; December 31, 1996 - $219,841;
   June 30, 1996 - $204,085)                                                 225,954         217,322        207,749
Loans
   Total Loans                                                             2,847,720       2,810,212      2,758,272
   Less: Allowance For Loan Losses                                            41,127          41,745         42,150
                                                                          ----------      ----------     ----------
   Net Loans                                                               2,806,593       2,768,467      2,716,122
Premises & Equipment - Net                                                    84,348          84,087         85,861
Other Assets                                                                  84,186          83,645         89,434
                                                                          ----------      ----------     ----------
   Total Assets                                                           $4,446,509      $4,267,303     $4,241,778
                                                                          ==========      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                     $451,255        $406,630       $392,610
   Interest Bearing                                                        3,023,733       2,999,386      2,982,373
                                                                          ----------      ----------     ----------
   Total Deposits                                                          3,474,988       3,406,016      3,374,983
Short-term Borrowings
   Federal Funds Purchased                                                    40,375          17,278         17,443
   Repurchase Agreements and Other Borrowings                                450,298         360,796        389,184
                                                                          ----------      ----------     ----------
   Total Short-term Borrowings                                               490,673         378,074        406,627
Long-term Borrowings                                                          28,880          28,892         17,898
Other Liabilities                                                             43,347          45,744         43,145
                                                                          ----------      ----------     ----------
   Total Liabilities                                                       4,037,888       3,858,726      3,842,653
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                              0               0              0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 25,158,203 shares at June 30, 1997;
      24,923,176 shares at December 31, 1996;
      19,871,356 shares at June 30, 1996                                     251,582         249,232        198,714
   Capital Surplus                                                            75,206          73,834         73,220
   Retained Earnings                                                         170,709         152,006        185,954
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred income taxes                                               465             883         (6,434)
   Treasury Stock - 3,357,397 shares at June 30, 1997;
      2,792,360 shares at December 31, 1996;
      1,846,688 shares at June 30, 1996; at cost                             (89,341)        (67,378)       (52,329)
                                                                          ----------      ----------     ----------
      Total Shareholders' Equity                                             408,621         408,577        399,125
                                                                          ----------      ----------     ----------
      Total Liabilities and Shareholders' Equity                          $4,446,509      $4,267,303     $4,241,778
                                                                          ==========      ==========     ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                               For The Three Months           For The Six Months
                                                                  Ended June 30                 Ended June 30
                                                                1997           1996           1997           1996
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                 $61,379        $58,327        $121,301       $113,635
      Tax-Exempt                                                  747            662           1,488          1,306
                                                             --------       --------        --------       --------
            Total                                              62,126         58,989         122,789        114,941
   Interest on Investment Securities
      Taxable                                                  16,985         15,963          33,931         29,997
      Tax-Exempt                                                3,015          2,778           5,998          5,551
                                                             --------       --------        --------       --------
            Total                                              20,000         18,741          39,929         35,548
   Other Interest Income                                          328            144             715            245
                                                             --------       --------        --------       --------
            Total Interest Income                              82,454         77,874         163,433        150,734
INTEREST EXPENSE
   Deposits                                                    32,061         29,656          63,123         57,055
   Short-term Borrowings                                        5,121          4,449          10,281          8,872
   Long-term Borrowings                                           445            256             884            456
                                                             --------       --------        --------       --------
      Total Interest Expense                                   37,627         34,361          74,288         66,383
                                                             --------       --------        --------       --------
Net Interest Income                                            44,827         43,513          89,145         84,351
Provision For Loan Losses                                       1,834          1,334           3,292          2,483
                                                             --------       --------        --------       --------
Net Interest Income
   After Provision For Loan Losses                             42,993         42,179          85,853         81,868
OTHER INCOME
   Trust Department Income                                      2,681          2,488           5,176          4,680
   Service Charges on Deposit Accounts                          3,727          3,693           7,309          7,107
   Real Estate Loan Processing & Servicing Fees                 1,404          1,431           2,724          2,782
   Other Service Charges and Fees                               1,781          1,411           3,503          2,767
   Other Operating Income                                       1,786          1,358           3,681          2,823
   Securities Transactions                                        108             28              24           (266)
                                                             --------       --------        --------       --------
      Total Other Income                                       11,487         10,409          22,417         19,893
OTHER EXPENSES
   Salaries and Employee Benefits                              16,494         16,358          33,319         32,674
   Occupancy Expense - Net                                      1,645          1,673           3,317          3,410
   Equipment Expenses                                           2,145          2,126           4,211          4,278
   Federal Deposit Insurance                                      208            354             423            601
   Outside Data Processing                                      1,880          1,510           3,605          2,929
   Other Operating Expenses                                     9,779          9,357          19,174         17,703
                                                             --------       --------        --------       --------
      Total Other Expenses                                     32,151         31,378          64,049         61,595
                                                             --------       --------        --------       --------
Income Before Taxes                                            22,329         21,210          44,221         40,166
Applicable Income Taxes                                         7,579          7,170          15,000         13,478
                                                             --------       --------        --------       --------
NET INCOME                                                    $14,750        $14,040         $29,221        $26,688
                                                             ========       ========        ========       ========

NET INCOME PER COMMON SHARE                                     $0.67          $0.64           $1.33          $1.24
                                                             ========       ========        ========       ========

Based on Average Shares Outstanding of                         21,907         21,985          21,978         21,488

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                                       Unrealized
                                                                                                                       Gain (Loss)
                                                                                                                      on Securities
                                                              Common         Capital        Retained       Treasury     Available
                                                               Stock         Surplus        Earnings         Stock      for Sale
Balance December 31, 1996                                    $249,232        $73,834        $152,006       ($67,378)        $883
Six Months Ended June 30, 1997
   Net Income                                                       0              0          29,221              0            0
   Cash Dividends ($.48 per share)                                  0              0         (10,518)             0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                     0              0               0              0         (418)
   Treasury Shares Purchased                                        0              0               0        (21,963)           0
   Stock Options Exercised                                      2,350          1,372               0              0            0
                                                             --------       --------        --------       --------     --------
Balance June 30, 1997                                        $251,582        $75,206        $170,709       ($89,341)        $465
                                                             ========       ========        ========       ========     ========


Balance December 31, 1995                                    $180,166        $34,603        $168,625       ($23,344)      $6,252
Stock Issued for Acquisition                                   17,890         37,817               0              0            0
Six Months Ended June 30, 1996
   Net Income                                                       0              0          26,688              0            0
   Cash Dividends ($.44 per share)                                  0              0          (9,359)             0            0
   Change in Fair Value of Securities                               0              0               0              0            0
      Available for Sale, net of deferred taxes                     0              0               0              0      (12,686)
   Treasury Shares Purchased                                        0              0               0        (28,985)           0
   Stock Options Exercised                                        658            800               0              0            0
                                                             --------       --------        --------       --------     --------
Balance June 30, 1996                                        $198,714        $73,220        $185,954       ($52,329)     ($6,434)
                                                             ========       ========        ========       ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                               For The Six Months
                                                                                  Ended June 30
                                                                              1997            1996
OPERATING ACTIVITIES
   Net Income                                                                $29,221         $26,688
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                             3,292           2,483
         Depreciation                                                          3,877           4,066
         Amortization and Accretion                                            1,895           2,071
         Net Loss From Sales of Assets                                            30             352
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                       (1,071)           (902)
            Accrued Interest Payable                                             352           1,142
            Other Assets and Other Liabilities                                (4,166)            833
                                                                            --------        --------
            Net Cash Provided by Operating Activities                         33,430          36,733

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                       26,900          85,806
   Proceeds From Maturities of Securities Available for Sale                 146,091         100,345
   Proceeds From Maturities of Securities Held to Maturity                     4,831           3,150
   Purchases of Securities Available for Sale                               (286,696)       (189,903)
   Purchases of Securities Held to Maturity                                  (13,496)         (5,788)
   Net Increase In Loans                                                     (40,301)        (84,260)
   Acquisition of Subsidiary, Net of Cash Paid                                     0          10,866
   Purchases of Premises and Equipment                                        (4,192)         (4,016)
                                                                            --------        --------
            Net Cash Used in Investing Activities                           (166,863)        (83,800)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits         68,972          69,515
   Net Increase (Decrease) in Federal Funds Purchased                         23,097         (36,562)
   Net Increase in Other Short-term Borrowings                                89,502          42,653
   Proceeds From Long-term Borrowings                                              0               0
   Repayment of Long-term Debt                                                   (12)         (3,513)
   Proceeds From Issuance of Common Stock                                      3,722           1,458
   Purchase of Treasury Stock                                                (21,963)        (28,985)
   Dividends Paid                                                            (10,518)         (9,359)
                                                                            --------        --------
            Net Cash Provided by Financing Activities                        152,800          35,207
                                                                            --------        --------
Increase (Decrease) in Cash and Cash Equivalents                              19,367         (11,860)

Cash And Cash Equivalents at Beginning of Year                               160,874         165,676
                                                                            --------        --------
Cash And Cash Equivalents, June 30                                          $180,241        $153,816
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

Note B - Accounting Changes

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


One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 1997


INTRODUCTION AND SUMMARY

     Net income for the second quarter of 1997 totaled $14.8 million, a 5.1% increase from the $14.0 million earned in the same quarter of 1996. On a per share basis, net income increased by 4.7% to $0.67 from the $0.64 earned in the second quarter of 1996. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income. Prior period earnings per share have been adjusted for a 5 for 4 stock split declared in September 1996.

     Net income for the first six months of 1997 totaled $29.2 million, a 9.5% increase over the first six months of 1996. Earnings per share during the six month period were $1.33, up 7.3% from the $1.24 earned in the first six months of 1996.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.35% for the first six months of 1997, essentially unchanged from the 1.34% earned during the same period of 1996. Return on average equity (ROE) increased slightly to 14.34% from the 14.23% reported for the first six months of 1996.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1997. This discussion should be read in conjunction with the 1996 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the six months ended June 30, 1997, was $93.2 million on a fully tax-equivalent basis, a 5.8% increase over the $88.0 million earned during the same period in 1996. This increase is largely due to a $209.2 million, or 8.0% increase in average total loans and a $107.7 million, or 9.5% increase in average securities during the six month comparison. In total, average earning assets increased by $332.3 million or 9.0% during the first six months of 1997 over the same period in 1996, while average interest bearing liabilities increased by $281.0 million or 8.8% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities.

     As shown in the consolidated average balance sheets (page 16), the yield on earning assets was 8.33% for the first six months of 1997, down from the 8.37% for the same period in 1996. During the same period, the cost of interest bearing liabilities increased 13 basis points to 4.33% from last year's 4.20% level. This increase in cost of funds has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term and long-term borrowed funds, as well as a higher cost to attract customer deposits in an increasingly competitive market. Additional discussion of the changes in balance sheet mix is included later in this report. Primarily due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.62% for the first six months of 1997, from the 4.77% during the same period in 1996. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slightly positive influence on net interest income; whereas, a sharp decline in rates would have a slightly negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $3.3 million for the first six months of 1997, a $0.8 million increase from the provision made in the same period of 1996. The majority of the increase occurred in the second quarter of 1997. The provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. As a percentage of average total loans, the provision for loan losses through the first six months of 1997 was 0.23% on an annualized basis, compared with 0.19% for the same period in 1996. Net charge-offs as a percentage of average total loans in the first six months of 1997 increased to 0.28% on an annualized basis, up from an annualized 0.16% during the same period in 1996, and up from the 0.19% charge-off ratio for the full year of 1996. The increase in the first six months has resulted from an overall increase in consumer installment charge-offs. Management continues to monitor this increase in charge-offs; however, the current ratio falls well within One Valley's long range plan.

     Total non-performing assets at June 30, 1997, were 0.37% of period-end loans, unchanged from the 0.37% at December 31, 1996, and down from the 0.43% at June 30, 1996. Non-accrual loans totaled $8.9 million at June 30, 1997, $1.3 million or 12.7% below last year's level resulting in total non-perfoming assets at June 30, 1997, decreasing from the level one year ago. The allowance for loan losses is sufficient to absorb nearly four times the amount of those non-performing assets. At June 30, 1997, loans past due over 90 days were 0.19% of outstanding loans, up from the 0.15% level at year-end 1996, and the 0.15% at June 30, 1996. An analysis of the allowance for loan losses and non-performing assets is included on page 15.

     With the continued good credit quality of the loan portfolio, the dollars reserved for estimated losses in the allowance for loan losses has remained relatively unchanged since year end 1996 and is down from June 30, 1996. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. At June 30, 1997, the allowance was 1.44% of outstanding loans, compared with the 1.49% at year-end and the 1.53% one year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the Company's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first six months of 1997 was 2.06%, down from 2.28% during all of 1996 and down from the 2.24% for the first six months of 1996. This improvement is a result of $332.3 million, or 9.0% growth in average earning assets with virtually no increase in net operating costs. Net overhead increased by only $0.2 million, or 0.5% in the first six months of 1997 compared to the same period in 1996.

     Total non-interest income was $22.4 million through the first six months of 1997, up 11.1% from the $20.2 million non-interest income earned during the same period in 1996. Trust income increased by 10.6% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 2.8% in the first six month comparison mainly due to a higher level of customer activity. Real estate loan processing and service fees decreased by 2.1% when compared to the first six months of 1996 due to a slightly lower level of loans originated and serviced for the secondary market. Other service charges and fees increased by 26.6% over the first six months of 1996, primarily due to increases in fee income from non-One Valley customer use of the Company's network of automated teller machines which was recently expanded to 212 machines throughout West Virginia and contiguous states. Other operating income increased by 30.4% due primarily to other non-recurring income reported by the building management subsidiary of the Company in the first quarter of 1997 and the introduction of a new debit card product in the third quarter of 1996.

     Total non-interest expense was $64.0 million during the six months ended June 30, 1997, a 4.0% increase from the $61.6 million experienced during the same period in 1996, largely due increases in other operating expenses. Staff costs increased by 2.0% from the level one year ago primarily due to increases in employee benefit costs. Staffing levels have declined by 2.5% from June 30, 1996, as operations are continually being streamlined and levels are reduced through normal attrition. The savings were offset by normal salary and benefit increases. Occupancy expense decreased by 2.7% from the same period last year primarily due to lower utility costs and other occupancy expenses. Federal deposit insurance expense for the first six months of 1997 was $0.2 million or 29.6% less than the same period last year due to the reduced assessment rate after the one-time SAIF adjustment in September 1996 that replenished that fund. It is anticipated that this new rate will continue to be assessed throughout the remainder of 1997. Outside data processing expense increased by 23.1% above the level at June 30, 1996. This increase is due to the conversion of Lynchburg operations to the common data processing system and enhanced computer service required to support various customer products and services, such as ATM processing, the VISA Checkcard, trust accounts, broker-dealer transactions, and mortgage lending. Other operating expenses increased 8.3% in the first six months of 1997. Nearly one-third of this increase was due to the increase in intangible amortization related to the new Lynchburg operations. The remainder is due to the new registration with the New York Stock Exchange, advertising campaign expense, increases in postage costs from customer mailings in the first six months of 1997, increases in training and education costs related to new technology and other strategic initiatives, and increases in insurance coverage costs during 1997.

     Income tax expense increased by $1.5 million, or 11.3%, for the first six months of 1997 compared with the same period in 1996. The increase in taxes is primarily a result of the 10.1% growth in pretax earnings. One Valley's effective income tax rate for the first six months of 1997 was 33.9% compared to 33.6% during the same period in 1996.

FINANCIAL CONDITION

Asset Structure

     Total loans at June 30, 1997, exceeded June 30, 1996, levels by 3.2% or $89.4 million. The consolidated loan-to-deposit ratio has increased slightly to 80.8% at June 30, 1997, compared to 80.5% at June 30, 1996. The increase in total loans from one year ago is the result of balanced growth in the commercial, mortgage, and other consumer loan categories such as home equity and revolving credit products. These increases were only partially offset by decreases in consumer auto loans.

     Investment portfolio assets increased $120.9 million or 10.3% from the level at year-end and by $94.6 million or 7.9% from the level one year ago. One Valley purchased a relatively balanced mixture of Treasury, tax exempt, mortgage backed, and other securities over the level in the portfolio at year end and June 30, 1996. The increases are due to One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the Company.

     Securities designated as available-for-sale at June 30, 1997, had a historical cost of $1.1 billion, with an unrealized gain of approximately $0.8 million. This unrealized increased shareholders' equity by $0.5 million, net of $0.3 million in deferred income taxes. At year-end December 31, 1996, and June 30, 1996, securities available-for-sale had a historical cost of $951.4 million and $999.5 million, with an unrealized gain of approximately $1.5 million and an unrealized loss of $10.7 million, respectively. The unrealized gain increased shareholders' equity by $0.9 million while the unrealized loss decreased equity by $6.4 million, net of $0.6 and $4.3 million in deferred income taxes, respectively.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 16), average tax-exempt securities through June 30, 1997 increased by 10.2% or $20.8 million over the average at June 30, 1996. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at June 30, 1997, were $20.7 million, up $15.8 million from year-end and up $16.2 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at June 30, 1997, increased 2.0% from the level at year-end and $100.0 million or 3.0% since June 30, 1996. In recent years growth in banking deposits has been modest. Due to the low interest rate environment, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-deposit investment alternatives. The majority of the growth in One Valley's core deposits has been in a new money market deposit account and in fixed rate certificates of desposit. Demand deposits are up 14.9% from June one year ago primarily due to approximately a $23.7 million increase in commercial and consumer deposits on deposit with One Valley at period end June 30, 1997. The average rate paid on interest bearing deposits increased to 4.23% in the first six months of 1997, up from the 4.15% average rate paid for all of 1996, and the 4.11% average rate paid in the first six months of 1996 largely due to increased rates on certificates of deposit and the new money market product. In an effort to meet customer demand for non-deposit investment alternatives, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

     Total short-term borrowings increased by $112.6 million or 29.8% from the year-end level, and increased $84.0 million or 20.7% from the level at June 30, 1996. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the Company, and commercial paper, can fluctuate significantly depending upon loan demand, deposit growth, and One Valley's asset/liablility strategy. The increased level of short-term borrowings has been used to fund the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings increased $11.0 million or 61.4% since June 30, 1996. The increase since June one year ago was the result of activity of the Lynchburg affiliate during 1996, as One Valley integrated the acquisition into its existing asset/liability management strategy. Partially offsetting the debt acquired were $4.0 million in payments primarily on long-term advances from the Federal Home Loan Bank (FHLB). As a result, One Valley now has $28.9 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to seven years. Approximately $7.0 million of these borrowings will mature in the fourth quarter of 1997 and $12.0 million will mature in 1998.

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

     One Valley's equity-to-asset ratio was 9.19% at June 30, 1997, down from the 9.57% at December 31, 1996, and down from the 9.41% one year ago. The equity-to-asset ratio, while remaining strong, decreased in these comparisons due to a 4.0% increase in total assets, coupled with the repurchase of common shares of One Valley Bancorp stock in the open market which was initiated in conjunction with the CSB Financial acquisition.

     The Board of Directors has authorized management to repurchase shares of One Valley Bancorp common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase the 2.2 million shares of One Valley common stock (adjusted for the 5 for 4 stock split) that would be issued as a result of the acquisition. As of June 30, 1997, One Valley held 3.4 million shares of treasury stock and has remaining Board authorization for the repurchase of 344,000 additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

     One Valley's cash dividend, totaling $0.48 per share for the first six months of 1997, was up 9.1% over the $0.44 per share dividend during the same period in 1996. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at June 30, 1997 was 15.75%, well above the 8.0% required, while its Tier I capital ratio was 14.50%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.78% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                          For The Three Months                    For The Six Months
                                                              Ended June 30                         Ended June 30
                                                            1997         1996                     1997          1996
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                           $42,005      $39,836                  $41,745         $39,534
   Loan Losses                                              3,122        1,603                    4,817           2,861
   Loan Recoveries                                            410          356                      907             767
                                                          -------      -------                  -------         -------
      Net Charge-offs                                       2,712        1,247                    3,910           2,094
   Balance of Acquired Subsidiary                               0        2,227                        0           2,227
   Provision For Loan Losses                                1,834        1,334                    3,292           2,483
                                                          -------      -------                  -------         -------
   Balance, End of Period                                 $41,127      $42,150                  $41,127         $42,150
                                                          =======      =======                  =======         =======

Total Loans, End of Period                                                                   $2,847,720      $2,758,272
Allowance For Loan Losses As a % of Total Loans                                                    1.44            1.53
                                                                                             ==========      ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                             $8,854         $10,140
   Foreclosed Properties                                                                          1,672           1,670
                                                                                                -------         -------
   Total Non-Performing Assets                                                                  $10,526         $11,810
                                                                                                =======         =======

Non-Performing Assets As a % of Total Loans                                                        0.37            0.43

Loans Past Due Over 90 Days                                                                      $5,512          $4,263
Loans Past Due Over 90 Days As a % of Total Loans                                                  0.19            0.15

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                          Three Months Ended June 30                            Six Months Ended June 30
                                       1997                       1996                     1997                      1996
                                Amount    Yield/Rate        Amount    Yield/Rate     Amount    Yield/Rate       Amount Yield/Rate
                                             (pct.)                    (pct.)                    (pct.)                   (pct.)
ASSETS
Loans
   Taxable                    $2,771,671       8.88       $2,635,552    8.90       $2,761,906      8.83        $2,558,637   8.93
   Tax-Exempt                     46,367       9.94           41,759    9.81           46,576      9.91            40,661   9.94
                              ----------                  ----------               ----------                  ----------
      Total                    2,818,038       8.90        2,677,311    8.92        2,808,482      8.85         2,599,298   8.95
   Less: Allowance for Losses     42,134                      41,472                   42,082                      40,596
                              ----------                  ----------               ----------                  ----------
      Net Loans                2,775,904       9.03        2,635,839    9.06        2,766,400      8.99         2,558,702   9.09
Securities
   Taxable                     1,012,835       6.71          970,658    6.58        1,013,160      6.70           926,312   6.48
   Tax-Exempt                    226,797       8.18          204,866    8.34          225,223      8.19           204,406   8.36
                              ----------                  ----------               ----------                  ----------
      Total                    1,239,632       6.98        1,175,524    6.89        1,238,383      6.97         1,130,718   6.82
Federal Funds Sold & Other        27,910       4.71           15,104    3.83           30,797      4.68            13,878   3.55
                              ----------                  ----------               ----------                  ----------
   Total Earning Assets        4,043,446       8.37        3,826,467    8.37        4,035,580      8.33         3,703,298   8.37
Other Assets                     279,924                     287,132                  279,067                     271,465
                              ----------                  ----------               ----------                  ----------
   Total Assets               $4,323,370                  $4,113,599               $4,314,647                  $3,974,763
                              ==========                  ==========               ==========                  ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                   $3,020,502       4.26       $2,895,481    4.12       $3,008,483      4.23        $2,788,468   4.11
   Short-term Borrowings         411,110       5.00          379,996    4.71          422,314      4.91           375,267   4.75
   Long-term Borrowings           28,883       6.18           16,789    6.13           28,886      6.17            14,993   6.12
                              ----------                  ----------               ----------                  ----------
      Total Interest
         Bearing Liabilities   3,460,495       4.36        3,292,266    4.20        3,459,683      4.33         3,178,728   4.20
Non-interest Bearing Deposits    410,160                     393,709                  401,441                     381,159
Other Liabilities                 46,920                      40,347                   45,843                      39,703
                              ----------                  ----------               ----------                  ----------
   Total Liabilities           3,917,575                   3,726,322                3,906,967                   3,599,590
Shareholders' Equity             405,795                     387,277                  407,680                     375,173
                              ----------                  ----------               ----------                  ----------
   Total Liabilities & Equity $4,323,370                  $4,113,599               $4,314,647                  $3,974,763
                              ==========                  ==========               ==========                  ==========

Interest Income To Earning Assets              8.37                     8.37                       8.33                     8.37
Interest Expense To Earning Assets             3.73                     3.61                       3.71                     3.60
                                              ------                   ------                     ------                   ------
Net Interest Margin                            4.64                     4.76                       4.62                     4.77
                                              ======                   ======                     ======                   ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                     One Valley Bancorp, Inc.

                   Part II.  Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

The Regular Annual Meeting of Shareholders of One Valley was held on April 22, 1997. At that meeting the matters set forth below were voted upon. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

     1.     Election of Directors
                                                  Withheld &      Broker
               Nominee         For      Against   Abstentions    Non-Votes

               Bone         18,582,176      0        185,272          0
               Cohen        18,564,962      0        185,272          0
               Johnson      18,581,509      0        185,272          0
               Kamm         18,584,246      0        185,272          0
               Maier        18,588,687      0        185,272          0
               Morrison     18,586,044      0        185,272          0
               Peyton       18,577,388      0        185,272          0
               Rice         18,569,534      0        185,272          0
               Walker       18,588,064      0        185,272          0
               Wilkerson    18,582,863      0        185,272          0


     2.     Approve Selection of Auditors

                                                   Withheld &      Broker
               Nominee          For      Against   Abstentions    Non-Votes

               Ernst & Young 18,687,182   21,178      57,462          0


     3. Approve Amendment to the Articles of Incorporation to update the indemnification provision.

                                                  Withheld &       Broker
                                For      Against  Abstentions     Non-Votes

                             18,535,789   86,578     143,454          1








                        One Valley Bancorp, Inc.

                      Part II.  Other Information

Item 6.     Exhibits and Reports on Form 10-Q

 a.)     Exhibits

    3.(i)  Articles of Incorporation of One Valley amended April 22, 1997.
    11.    Statement of Computation of Earnings per Share - page 34 attached.
    27.    Financial Data Schedule - electronic filing only.

 b.)     Reports on Form 8-K

           Announcement of trading on the New York Stock Exchange (NYSE) May 19, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE   August 14, 1997
                                   BY  /s/ Laurance G. Jones
                                           Laurance G. Jones
                                           Executive Vice President and
                                             Chief Financial Officer


                                   BY  /s/James A. Winter
                                          James A. Winter
                                          Chief Accounting Officer
                                            and Assistant Treasurer