Form 10-Q
period 1997-09-30
ONE VALLEY BANCORP INC
filed 1997-11-14
CIK 351616

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

The number of shares outstanding of each of the issuer's classes of common stock as of Septmeber 30, 1997 was:


          Common Stock, $10.00 par value - 27,268,969 shares





                       One Valley Bancorp, Inc.

                    Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 16 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                     September 30 December 31  September 30
                                                                         1997         1996         1996
ASSETS
Cash and Due From Banks                                                 $141,585     $146,152     $151,116
Interest Bearing Deposits With Other Banks                                 5,483        9,897       12,542
Federal Funds Sold                                                        44,000        4,825        2,800
                                                                      ----------   ----------   ----------
   Cash and Cash Equivalents                                             191,068      160,874      166,458
Securities
   Available-for-Sale, at fair value                                   1,068,561      952,908      972,313
   Held-to-Maturity (Estimated Fair Value,
   Sept. 30, 1997 - $232,131; December 31, 1996 - $219,841;
   Sept. 30, 1996 - $204,207)                                            225,881      217,322      205,195
Loans
   Total Loans                                                         2,896,470    2,810,212    2,794,102
   Less: Allowance For Loan Losses                                        41,790       41,745       41,709
                                                                      ----------   ----------   ----------
   Net Loans                                                           2,854,680    2,768,467    2,752,393
Premises & Equipment - Net                                                84,316       84,087       85,261
Other Assets                                                              81,972       83,645       88,306
                                                                      ----------   ----------   ----------
   Total Assets                                                       $4,506,478   $4,267,303   $4,269,926
                                                                      ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                 $420,468     $406,630     $401,645
   Interest Bearing                                                    3,044,398    2,999,386    2,965,845
                                                                      ----------   ----------   ----------
   Total Deposits                                                      3,464,866    3,406,016    3,367,490
Short-term Borrowings
   Federal Funds Purchased                                                54,750       17,278       34,233
   Repurchase Agreements and Other Borrowings                            491,191      360,796      404,043
                                                                      ----------   ----------   ----------
   Total Short-term Borrowings                                           545,941      378,074      438,276
Long-term Borrowings                                                      28,877       28,892       15,892
Other Liabilities                                                         46,439       45,744       47,783
                                                                      ----------   ----------   ----------
   Total Liabilities                                                   4,086,123    3,858,726    3,869,441
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                          0            0            0
   Common Stock-$10 par value; 40,000,000 shares authorized,
      Issued 31,480,715 shares at September 30, 1997;
      24,923,176 shares at December 31, 1996;
      24,872,838 shares at September 30, 1996                            314,807      249,232      248,728
   Capital Surplus                                                        75,375       73,834       73,663
   Retained Earnings                                                     116,621      152,006      142,924
   Unrealized Gain (Loss) on Securities Available-for-Sale,
      net of deferred income taxes                                         3,403          883       (4,501)
   Treasury Stock - 4,211,746 shares at September 30, 1997;
      2,792,360 shares at December 31, 1996;
      2,595,860 shares at September 30, 1996; at cost                    (89,851)     (67,378)     (60,329)
                                                                      ----------   ----------   ----------
      Total Shareholders' Equity                                         420,355      408,577      400,485
                                                                      ----------   ----------   ----------
      Total Liabilities and Shareholders' Equity                      $4,506,478   $4,267,303   $4,269,926
                                                                      ==========   ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                            For The Three Months      For The Nine Months
                                                             Ended September 30        Ended September 30
                                                             1997         1996         1997         1996
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                               $62,655      $60,655     $183,956     $174,290
      Tax-Exempt                                                765          738        2,253        2,044
                                                           --------     --------     --------     --------
            Total                                            63,420       61,393      186,209      176,334
   Interest on Investment Securities
      Taxable                                                17,498       16,160       51,429       46,157
      Tax-Exempt                                              2,990        2,767        8,988        8,318
                                                           --------     --------     --------     --------
            Total                                            20,488       18,927       60,417       54,475
   Other Interest Income                                        341          143        1,056          388
                                                           --------     --------     --------     --------
            Total Interest Income                            84,249       80,463      247,682      231,197
INTEREST EXPENSE
   Deposits                                                  32,836       31,237       95,959       88,292
   Short-term Borrowings                                      6,197        4,819       16,478       13,691
   Long-term Borrowings                                         451          250        1,335          706
                                                           --------     --------     --------     --------
      Total Interest Expense                                 39,484       36,306      113,772      102,689
                                                           --------     --------     --------     --------
Net Interest Income                                          44,765       44,157      133,910      128,508
Provision For Loan Losses                                     1,999        1,353        5,291        3,836
                                                           --------     --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                           42,766       42,804      128,619      124,672
OTHER INCOME
   Trust Department Income                                    2,557        2,287        7,733        6,967
   Service Charges on Deposit Accounts                        3,712        3,715       11,021       10,822
   Real Estate Loan Processing & Servicing Fees               1,441        1,442        4,165        4,224
   Other Service Charges and Fees                             2,785        2,102        7,934        5,975
   Other Operating Income                                     1,715          862        3,750        2,579
   Securities Transactions                                       52         (147)          76         (413)
                                                           --------     --------     --------     --------
      Total Other Income                                     12,262       10,261       34,679       30,154
OTHER EXPENSES
   Salaries and Employee Benefits                            16,681       16,254       50,000       48,928
   Occupancy Expense - Net                                    1,754        1,673        5,071        5,083
   Equipment Expenses                                         2,196        2,346        6,407        6,624
   Federal Deposit Insurance                                    195        4,159          618        4,760
   Outside Data Processing                                    1,782        1,401        5,387        4,330
   Other Operating Expenses                                  10,240        9,310       29,414       27,013
                                                           --------     --------     --------     --------
      Total Other Expenses                                   32,848       35,143       96,897       96,738
                                                           --------     --------     --------     --------
Income Before Taxes                                          22,180       17,922       66,401       58,088
Applicable Income Taxes                                       7,523        5,902       22,523       19,380
                                                           --------     --------     --------     --------
NET INCOME                                                  $14,657      $12,020      $43,878      $38,708
                                                           ========     ========     ========     ========

NET INCOME PER COMMON SHARE                                   $0.54        $0.43        $1.60        $1.42
                                                           ========     ========     ========     ========

Based on Average Shares Outstanding of                       27,261       27,950       27,401       27,228

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)
                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                           on Securities
                                                           Common       Capital     Retained     Treasury     Available
                                                            Stock       Surplus     Earnings       Stock      for Sale
Balance December 31, 1996                                  $249,232      $73,834     $152,006     ($67,378)        $883
Stock Issued for Acquisition                                      0            0            0            0            0
Nine Months Ended September 30, 1997
   Net Income                                                     0            0       43,878            0            0
   Cash Dividends ($0.59 per share)                               0            0      (16,303)           0            0
   Five for Four Stock Split                                 62,960            0      (62,960)           0            0
   Change in Fair Value of Securities
      Available for Sale, net of deferred taxes                   0            0            0            0        2,520
   Treasury Shares Purchased                                      0            0            0      (22,473)           0
   Stock Options Exercised                                    2,615        1,541            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1997                                 $314,807      $75,375     $116,621     ($89,851)      $3,403
                                                           ========     ========     ========     ========     ========


Balance December 31, 1995                                  $180,166      $34,603     $168,625     ($23,344)      $6,252
Stock Issued for Acquisition                                 17,890       37,817            0            0            0
Nine Months Ended September 30, 1996
   Net Income                                                     0            0       38,708            0            0
   Cash Dividends ($0.55 per share)                               0            0      (14,663)           0            0
   Five for Four Stock Split                                 49,746            0      (49,746)           0            0
   Change in Fair Value of Securities                             0            0            0            0            0
      Available for Sale, net of deferred taxes                   0            0            0            0      (10,753)
   Treasury Shares Purchased                                      0            0            0      (36,985)           0
   Stock Options Exercised                                      926        1,243            0            0            0
                                                           --------     --------     --------     --------     --------
Balance September 30, 1996                                 $248,728      $73,663     $142,924     ($60,329)     ($4,501)
                                                           ========     ========     ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                          For The Nine Months
                                                                            Ended September 30
                                                                         1997         1996
OPERATING ACTIVITIES
   Net Income                                                            $43,878      $38,708
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                         5,291        3,836
         Depreciation                                                      6,006        6,487
         Amortization and Accretion                                        2,792        3,172
         Net Gain From Sales of Assets                                       (62)         383
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                     (453)        (414)
            Accrued Interest Payable                                       2,086         (426)
            Other Assets and Other Liabilities                            (4,056)       5,296
                                                                        --------     --------
            Net Cash Provided by Operating Activities                     55,482       57,042

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                   27,051      104,662
   Proceeds From Maturities of Securities Available for Sale             214,555      187,639
   Proceeds From Maturities of Securities Held to Maturity                 7,036        5,686
   Purchases of Securities Available for Sale                           (354,086)    (277,049)
   Purchases of Securities Held to Maturity                              (15,645)      (5,788)
   Net Increase In Loans                                                 (90,032)    (121,319)
   Acquisition of Subsidiary, Net of Cash Paid                                 0       10,866
   Purchases of Premises and Equipment                                    (6,249)      (5,721)
                                                                        --------     --------
            Net Cash Used in Investing Activities                       (217,370)    (101,024)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposit      58,850       62,022
   Net Increase (Decrease) in Federal Funds Purchased                     37,472      (19,772)
   Net Increase in Other Short-term Borrowings                           130,395       57,512
   Repayment of Long-term Debt                                               (15)      (5,519)
   Proceeds From Issuance of Common Stock                                  4,156        2,169
   Purchase of Treasury Stock                                            (22,473)     (36,985)
   Dividends Paid                                                        (16,303)     (14,663)
                                                                        --------     --------
            Net Cash Provided by Financing Activities                    192,082       44,764
                                                                        --------     --------
Increase in Cash and Cash Equivalents                                     30,194          782

Cash And Cash Equivalents at Beginning of Year                           160,874      165,676
                                                                        --------     --------
Cash And Cash Equivalents, September 30                                 $191,068     $166,458
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

Note C - Stock Splits and Stock Dividends

On August 19, 1997, One Valley's Board of Directors authorized a five-for-four stock split of common shares effected in the form of a 25% stock dividend to shareholders of record as of August 29, 1997. Average shares outstanding and per share amounts for prior periods included in the consolidated financial statements have been adjusted for the stock split.


One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1997


INTRODUCTION AND SUMMARY

     Net income for the third quarter of 1997 totaled $14.7 million, a 21.9% increase from the $12.0 million earned in the same quarter of 1996. On a per share basis, net income increased by 25.6% to $0.54 from the $0.43 earned in the third quarter of 1996. The large increase in earnings during the quarter is primarily due to a $3.8 million ($0.08 per share) one-time Savings Association Insurance Fund (SAIF) assessment that occurred in September 1996. Excluding the effect of this assessment, core operating earnings per share increased by 5.9% over 1996, primarily reflecting improved non-interest income results.

     Net income for the first nine months of 1997 totaled $43.9 million, a 13.4% increase over the first nine months of 1996. Earnings per share during the nine month period were $1.60, up 12.7% from the $1.42 earned in the first nine months of 1996. Excluding the effect of the one-time SAIF assesmment, core operating earnings per share increased by 6.7% over 1996, primarily reflecting improved non-interest income and net interest income results.

     On August 19, 1997, One Valley approved a 5 for 4 stock split effected in the form of a 25% stock dividend. On September 12, 1997, One Valley shareholders received one additional share of One Valley common stock for each four shares of stock they held as of the record date, August 29, 1997. Customary with a stock split, all per share information for prior periods presented has been adjusted to reflect the additional shares outstanding.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.34% for the first nine months of 1997, up from the 1.27% earned during the same period of 1996. Return on average equity (ROE) also increased to 14.27% from the 13.45% reported for the first nine months of 1996.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1997. This discussion should be read in conjunction with the 1996 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the nine months ended September 30, 1997, was $140.0 million on a fully tax-equivalent basis, a 4.4% increase over the $134.1 million earned during the same period in 1996. This increase is largely due to a $169.7 million, or 6.4% increase in average total loans and a $110.3 million, or 9.6% increase in average securities during the nine month comparison. In total, average earning assets increased by $295.1 million or 7.8% during the first nine months of 1997 over the same period in 1996, while average interest bearing liabilities increased by $243.3 million or 7.5% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities.

     As shown in the consolidated average balance sheets (page 16), the yield on earning assets was 8.32% for the first nine months of 1997, down from the 8.37% for the same period in 1996. During the same period, the cost of interest bearing liabilities increased 13 basis points to 4.35% from last year's 4.22% level. This increase in cost of funds has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term and long-term borrowed funds, as well as a higher cost to attract customer deposits in an increasingly competitive market. Primarily due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.58% for the first nine months of 1997, from the 4.74% during the same period in 1996.

     Fully tax-equivalent net interest income of $46.8 million in the third quarter of 1997 is up slightly from 1996 and relatively unchanged from the second quarter of 1997. However, the net interest margin declined to 4.52% in the third quarter of 1997 versus the 4.69% in the same period last year and the 4.64% margin in the second quarter of 1997. The declining interest margin percentage reflects a combination of increased short-term borrowings to leverage investment opportunities, downward pressure on loan and investment yields due to the interest rate environment, and increased upward pressure on deposit costs due to competitive pressures and continued emphasis on expanding the customer base. Additional discussion of the changes in balance sheet mix is included later in this report.

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



Credit Experience

     The provision for loan losses was $5.3 million for the first nine months of 1997, a $1.5 million increase from the provision made in the same period of 1996. The provision for loan losses is based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. As a percentage of average total loans, the provision for loan losses through the first nine months of 1997 was 0.25% on an annualized basis, compared with 0.19% for the same period in 1996.

     Net charge-offs as a percentage of average total loans in the first nine months of 1997 increased to 0.25% on an annualized basis, up from an annualized 0.19% during the same period in 1996, and for the full year of 1996. The increase in the net charge-off ratio in the first nine months has resulted from an overall increase in consumer installment charge-offs. Management continues to monitor this increase in charge-offs; however, the current ratio falls well within One Valley's long range plan.

     Total non-performing assets at September 30, 1997, were 0.40% of period-end loans, up slightly from the 0.37% at December 31, 1996, and down from the 0.42% at September 30, 1996. The allowance for loan losses is sufficient to absorb nearly four times the amount of those non-performing assets. At September 30, 1997, loans past due over 90 days were 0.20% of outstanding loans, up from the 0.15% level at year-end 1996, but down slightly from the 0.21% at September 30, 1996. An analysis of the allowance for loan losses and non-performing assets is included on page 15.

     With the continued high credit quality of the loan portfolio, the allowance for loan losses has remained relatively unchanged since year-end 1996 and September 30, 1996. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. At September 30, 1997, the allowance was 1.44% of outstanding loans, compared with the 1.49% at year-end and one year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of the Company's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first nine months of 1997 was 2.04%, down from 2.28% during all of 1996 and down from the 2.34% for the first nine months of 1996. This improvement is a result of $295.1 million, or 7.8% growth in average earning assets coupled with a decline in net operating costs. Net overhead declined by $3.9 million, or 5.9% in the first nine months of 1997 compared to the same period in 1996, but would be virtually unchanged after adjusting for the special 1996 SAIF assessment.

     Total non-interest income was $34.7 million through the first nine months of 1997, up 15.0% from the $30.2 million non-interest income earned during the same period in 1996. Trust income increased by 11.0% over last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 1.8% in the first nine month comparison mainly due to a higher level of customer activity.
Real estate loan processing and service fees decreased by 1.4% when compared to the first nine months of 1996 due to a slightly lower level of loans originated and serviced for the secondary market. Other service charges and fees increased by 32.8% over the first nine months of 1996, primarily due to increases in fee income from the implementation of a VISA Checkcard product in late 1996 along with non-One Valley customer use of the Company's network of automated teller machines. One Valley expanded its ATM network during 1997 from 88 machines to 224 machines throughout West Virginia and contiguous states. Other operating income increased by 45.4% due primarily to non-recurring income reported by the building management subsidiary of the Company in the first quarter of 1997 ($0.3 million), and gains in the third quarter of 1997 from the sale of One Valley's Corporate Trust business ($0.4 million) and the sale of a former branch site ($0.3 million).

     Total non-interest expense was $96.9 million during the nine months ended September 30, 1997, relatively unchanged from the $96.7 million experienced during the same period in 1996. Excluding the special SAIF assessment in 1996, total year-to-date non-interest expense increased by 4.3% over 1996. Staff costs increased by 2.2% from the level one year ago primarily due to the full year effect of the April 1996 acquisition of Cooperative Savings Bank in Lynchburg, Virginia. Occupancy and equipment expenses remained relatively unchanged from the same period last year. Federal deposit insurance expense for the first nine months of 1997 was $0.6 million as compared to the $4.8 million in the same period last year due to the reduced assessment rate after the one-time SAIF adjustment in September 1996. It is anticipated that the new rate will continue throughout the remainder of 1997. Outside data processing expense increased by 24.4% above the level through September 30, 1996. This increase is due to the conversion of Lynchburg operations to the common data processing system and enhanced computer service required to support various customer products and services, such as ATM processing, the VISA Checkcard, trust accounts, broker-dealer transactions, and mortgage lending. Other operating expenses increased 8.9% in the first nine months of 1997. This increase resulted from a combination of the full-year effect of intangible amortization related to the new Lynchburg operations, the 1997 listing on the New York Stock Exchange, expanded advertising campaign expense, increased postage costs from customer mailings, increases in training and education costs related to new technology and other strategic initiatives, and increases in insurance coverage costs during 1997.

     Income tax expense increased by $3.1 million, or 16.2%, for the first nine months of 1997 compared with the same period in 1996. The increase in taxes is primarily a result of the 14.3% growth in pretax earnings. One Valley's effective income tax rate for the first nine months of 1997 was 33.9% compared to 33.4% during the same period in 1996.


FINANCIAL CONDITION

Asset Structure

     Total loans at September 30, 1997, exceeded September 30, 1996, levels by 3.7% or $102.4 million. The consolidated loan-to-deposit ratio has increased to 82.4% at September 30, 1997, compared to 81.7% at September 30, 1996. The increase in total loans from one year ago is primarily the result of growth in real estate secured loans including commercial, mortgage, and home equity loans as well as growth in other loan categories such as commercial and industrial loans. These increases were only partially offset by decreases in consumer auto loans.

     Investment portfolio assets increased $124.2 million or 10.6% from the level at year-end and by $116.9 million or 9.9% from the level one year ago. The increases resulted primarily from additional purchases of government agency, mortgage backed, and tax exempt securities. These investment decisions were made in accordance with One Valley's asset/liability strategy which strives to minimize interest rate risk while enhancing the financial position of the Company.

     Securities designated as available-for-sale at September 30, 1997, had a historical cost of $1.1 billion, with an unrealized gain of approximately $5.7 million. This unrealized gain increased shareholders' equity by $3.4 million, net of $2.3 million in deferred income taxes. At year-end December 31, 1996, and September 30, 1996, securities available-for-sale had a historical cost of $951.4 million and $979.8 million, with an unrealized gain of approximately $1.5 million and an unrealized loss of $7.5 million, respectively. The unrealized gain increased shareholders' equity by $0.9 million while the unrealized loss decreased equity by $4.5 million, net of $0.6 and $3.0 million in deferred income taxes, respectively.

     At the time of purchase, management determines the appropriate classification of securities. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors. If management has the positive intent and One Valley has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley has increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page
16), average tax-exempt securities through September 30, 1997 increased by 10.2% or $20.9 million over the average at September 30, 1996. One Valley will continue to monitor its investment opportunties and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at September 30, 1997, were $44.0 million, up $39.2 million from year-end and up $41.2 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.


Liability Structure

     Total deposits at September 30, 1997, increased $97.4 million or 2.9% since September 30, 1996 and 1.7% from the level at year-end. In recent years growth in banking deposits industry-wide has been modest. Due to the low interest rate environment, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-deposit investment alternatives. The majority of the growth in One Valley's core deposits has been in a new money market deposit account and in fixed rate certificates of deposit. Demand deposits are up 4.7% from September one year ago primarily due to increases in consumer, depository institutions, and public fund deposits. The average rate paid on interest bearing deposits increased to 4.25% in the first nine months of 1997, up from the 4.15% average rate paid for all of 1996, and the 4.13% average rate paid in the first nine months of 1996 largely due to increased rates on certificates of deposit and the new money market product. In an effort to meet customer demand for non-deposit investment alternatives, One Valley operates a fully licensed NASD Broker/Dealer subsidiary which sells mutual funds and annuities and continues to expand other product lines.

     Total short-term borrowings increased by $167.9 million or 44.4% from the year-end level, and increased $107.7 million or 24.6% from the level at September 30, 1996. Short-term borrowings, which consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to the Company, and commercial paper, can fluctuate significantly depending upon loan demand, deposit growth, and One Valley's asset/liablility strategy. The increased level of short-term borrowings has been used to fund loan growth and the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings increased $13.0 million or 81.7% since September 30, 1996. The increase since September one year ago was primarily the result of activity in the fourth quarter of 1996 in conjunction with the Company's asset/liability management strategy. Partially offsetting the debt acquired were $2.0 million in payments primarily on long-term advances from the Federal Home Loan Bank (FHLB). As a result, One Valley now has $28.9 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to seven years. Approximately $7.0 million of these borrowings will mature in the fourth quarter of 1997 and $12.0 million will mature in 1998.

Capital Structure and Liquidity

     On August 19, 1997, One Valley approved a 5 for 4 stock split effected in the form of a 25% stock dividend. On September 12, 1997, One Valley shareholders received one additional share of One Valley common stock for each four shares of stock they held as of the record date, August 29, 1997. Customary with a stock split, all per share information for prior periods presented has been adjusted to reflect the additional shares outstanding.

     One Valley's equity-to-asset ratio was 9.33% at September 30, 1997, down from the 9.57% at December 31, 1996, and down from the 9.38% one year ago. The equity-to-asset ratio, while remaining strong, decreased in these comparisons due to a 5.5% increase in total assets, coupled with the repurchase of $29.5 million of One Valley common stock in the open market which was initiated in conjunction with the CSB Financial acquisition, in April 1996.

     The Board of Directors has authorized management to repurchase shares of One Valley common stock in the open market. In January 1996, simultaneous with the announced merger agreement between One Valley and CSB Financial, the Board of Directors authorized management to repurchase the 2.8 million shares of One Valley common stock (adjusted for the 5 for 4 stock split) that would be issued as a result of the acquisition. As of September 30, 1997, One Valley held 4.2 million shares of treasury stock and has remaining Board authorization for the repurchase of 415,000 additional shares. Any purchases under this or previous authorizations will depend upon future market conditions.

     One Valley's cash dividend, totaling $0.59 per share for the first nine months of 1997, was up 7.3% over the $0.55 per share dividend during the same period in 1996. One Valley's dividend policy coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at September 30, 1997 was 15.85%, well above the 8.0% required, while its Tier I capital ratio was 14.60%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.87% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                  For The Three Months                 For The Nine Months
                                                   Ended September 30                  Ended September 30
                                                    1997        1996                    1997        1996
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                    $41,127     $42,150                 $41,745     $39,534
   Loan Losses                                       2,239       2,212                   7,056       5,073
   Loan Recoveries                                     903         418                   1,810       1,185
                                                   -------     -------                 -------     -------
      Net Charge-offs                                1,336       1,794                   5,246       3,888
   Balance of Acquired Subsidiary                        0           0                       0       2,227
   Provision For Loan Losses                         1,999       1,353                   5,291       3,836
                                                   -------     -------                 -------     -------
   Balance, End of Period                          $41,790     $41,709                 $41,790     $41,709
                                                   =======     =======                 =======     =======

Total Loans, End of Period                                                          $2,896,470  $2,794,102
Allowance For Loan Losses As a % of Total Loans                                           1.44        1.49
                                                                                    ==========  ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                    $9,871      $9,272
   Foreclosed Properties                                                                 1,603       2,388
                                                                                       -------     -------
   Total Non-Performing Assets                                                         $11,474     $11,660
                                                                                       =======     =======

Non-Performing Assets As a % of Total Loans                                               0.40        0.42

Loans Past Due Over 90 Days                                                             $5,694      $5,823
Loans Past Due Over 90 Days As a % of Total Loans                                         0.20        0.21

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                       Three Months Ended September 30              Nine Months Ended September 30
                                          1997                 1996                    1997                  1996
                                 Amount  Yield/Rate      Amount  Yield/Rate     Amount   Yield/Rate    Amount Yield/Rate
                                           (pct.)                  (pct.)                  (pct.)                 (pct.)
ASSETS
Loans
   Taxable                     $2,822,586    8.81      $2,731,099    8.84      $2,782,355    8.83      $2,616,544   8.90
   Tax-Exempt                      46,457   10.05          46,481    9.72          46,536    9.96          42,615   9.86
                               ----------              ----------              ----------              ----------
      Total                     2,869,043    8.83       2,777,580    8.85       2,828,891    8.85       2,659,159   8.91
   Less: Allowance for Losses      41,616                  42,311                  41,925                  41,172
                               ----------              ----------              ----------              ----------
      Net Loans                 2,827,427    8.96       2,735,269    8.99       2,786,966    8.98       2,617,987   9.05
Securities
   Taxable                      1,059,861    6.60         965,372    6.70       1,028,898    6.66         939,427   6.55
   Tax-Exempt                     226,241    8.13         205,302    8.29         225,566    8.17         204,707   8.34
                               ----------              ----------              ----------              ----------
      Total                     1,286,102    6.87       1,170,674    6.98       1,254,464    6.94       1,144,134   6.87
Federal Funds Sold & Other         29,426    4.62          15,835    3.59          30,335    4.65          14,533   3.57
                               ----------              ----------              ----------              ----------
   Total Earning Assets         4,142,955    8.30       3,921,778    8.37       4,071,765    8.32       3,776,654   8.37
Other Assets                      289,010                 298,290                 282,418                 280,474
                               ----------              ----------              ----------              ----------
   Total Assets                $4,431,965              $4,220,068              $4,354,183              $4,057,128
                               ==========              ==========              ==========              ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                    $3,042,362    4.28      $2,978,335    4.17      $3,019,900    4.25      $2,852,220   4.13
   Short-term Borrowings          487,433    5.04         395,609    4.85         444,259    4.96         382,097   4.79
   Long-term Borrowings            28,877    6.20          16,241    6.12          28,883    6.18          15,412   6.12
                               ----------              ----------              ----------              ----------
      Total Interest
         Bearing Liabilities    3,558,672    4.40       3,390,185    4.26       3,493,042    4.35       3,249,729   4.22
Non-interest Bearing Deposits     415,153                 385,454                 406,062                 382,601
Other Liabilities                  43,706                  43,884                  45,123                  41,106
                               ----------              ----------              ----------              ----------
   Total Liabilities            4,017,531               3,819,523               3,944,227               3,673,436
Shareholders' Equity              414,434                 400,545                 409,956                 383,692
                               ----------              ----------              ----------              ----------
   Total Liabilities & Equity  $4,431,965              $4,220,068              $4,354,183              $4,057,128
                               ==========              ==========              ==========              ==========

Interest Income To Earning Assets            8.30                    8.37                    8.32                   8.37
Interest Expense To Earning Assets           3.78                    3.68                    3.74                   3.63
                                           ------                  ------                  ------                 ------
Net Interest Margin                          4.52                    4.69                    4.58                   4.74
                                           ======                  ======                  ======                 ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                     One Valley Bancorp, Inc.

                   Part II.  Other Information


Item 6.     Exhibits and Reports on Form 10-Q

    a.)  Exhibits

      11.Statement of Computation of Earnings per Share - page 20 attached. 27.Financial Data Schedule - electronic filing only.

    b.)  Reports on Form 8-K

         None filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE   November 14, 1997

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