Form 10-K
period 1997-12-31
ONE VALLEY BANCORP INC
filed 1998-03-16
CIK 351616

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ________________ to _______________.

                         Commission file number 0-10042

                            ONE VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  WEST VIRGINIA                               55-0609408
(State or other jurisdiction of incorporation              (I.R.S. Employer
                 or organization)                         Identification No.)
       ONE VALLEY SQUARE,
       SUMMERS AND LEE STREETS,
       P.O. BOX 1793
       CHARLESTON, WEST VIRGINIA                                25326
       (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (304) 348-7000

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
 COMMON STOCK ($10.00 PAR VALUE)                NEW YORK STOCK EXCHANGE


                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Title of class
                                 --------------
                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) which registered of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

Aggregate of market value of voting stock          Based upon closing price on

         $607,845,711                                     MARCH 5, 1998

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                               Outstanding at March 5, 1998

COMMON STOCK ($10.00 PAR VALUE)                             22,212,631



                       DOCUMENTS INCORPORATED BY REFERENCE

        The following lists the documents which are incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the documents are incorporated.


                                          Part of the Form 10-K into which the
          Document                               Document is Incorporated
          --------                               ------------------------

Portions of One Valley Bancorp, Inc.,    Part III, Item 13; and Part IV, Item 14
1997 7 and 8; Annual Report to           Part I, Item 1; Part II, Items 5, 6,
Shareholders for the year ended
December   31, 1997


Portions of One Valley Bancorp, Inc.,    Part III, Items 10, 11, 12 and 13
Proxy Statement for the 1998 Annual
Meeting of Shareholders

                            ONE VALLEY BANCORP, INC.
                                    FORM 10-K

                                      INDEX



                                                                                                                               Page

Part     I
         Item  1.        Business.................................................................................               4
         Item  2.        Properties...............................................................................              14
         Item  3.        Legal Proceedings........................................................................              14
         Item  4.        Submission of Matters to a Vote of Security Holders......................................              14
         Item  4A.       Executive Officers of the Registrant.....................................................              15

Part     II
         Item  5.        Market for the Registrant's Common Equity and
                           Related Stockholder Matters............................................................             17
         Item  6.        Selected Financial Data..................................................................             17
         Item  7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations....................................................             17
         Item  8.        Financial Statements and Supplementary Data..............................................             17
         Item  9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure....................................................             17

Part     III
         Item 10.        Directors and Executive Officers of the Registrant.......................................             18
         Item 11.        Executive Compensation...................................................................             18
         Item 12.        Security Ownership of Certain Beneficial Owners and
                           Management.............................................................................             18
         Item 13.        Certain Relationships and Related Transactions...........................................             18

Part     IV
         Item 14.        Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K................................................................             19

Signatures  ......................................................................................................             21

Index to Exhibits.................................................................................................             24


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

           As of December 31, 1997, One Valley owned 11 operating banking subsidiaries (the "Banking Subsidiaries") including: One Valley Bank, National Association; One Valley Bank of Huntington, Inc.; One Valley Bank of Mercer County, Inc.; One Valley Bank-East, National Association; One Valley Bank of Oak Hill, Inc.; One Valley Bank of Ronceverte, National Association; One Valley Bank, Inc.; One Valley Bank of Summersville, Inc.; One Valley Bank-North, Inc.; One Valley Bank of Clarksburg, National Association; and One Valley Bank-Central Virginia, National Association. In addition, One Valley owns 100% of the outstanding stock of One Valley Square, Inc., a Texas corporation, which owns the office building in which One Valley Bank and One Valley are located. (All of these subsidiaries, including the Banking Subsidiaries, are collectively referred to as the "Subsidiaries.")

           On December 16, 1997, One Valley entered into an Agreement and Plan of Merger with FFVA Financial Corporation, a thrift holding company with principal offices in Lynchburg, Virginia ("FFVA Financial"). FFVA Financial is the parent corporation of First Federal Savings Bank of Lynchburg ("Savings Bank"). Under this Agreement, FFVA Financial would merge with and into One Valley. One Valley, as the surviving corporation, would own all of the shares of Savings Bank. It is anticipated that this transaction will close on March 30, 1998. One Valley's principal activities consist of owning and supervising its Subsidiaries. At December 31, 1997, One Valley had consolidated assets of $4.6 billion, deposits of $3.5 billion, and shareholders' equity of $424 million.

           On February 20, 1998, One Valley purchased from Wachovia Corporation 15 branches located in Virginia and their corresponding loans, assets and deposits. These branches included approximately $127 million in loans and $290 million in deposits.

           One Valley regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations, may take place, and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of One Valley's book value and net income per common share may occur in connection with any future acquisitions.

           One Valley is the largest bank holding company based in West Virginia with 11 affiliate banks and 103 locations (including the branches purchased from Wachovia Corporation on February 20, 1998) - 78 in West Virginia and 25 in Virginia.

History of the Banking Subsidiaries

           One Valley Bank, the principal Banking Subsidiary of One Valley, was incorporated in 1867 as a state bank under the laws of West Virginia, with the name "The Kanawha Valley Bank." On February 10, 1975, Kanawha Valley Bank converted from a state bank to a national banking association, and on September 1, 1987, adopted its present corporate name. One Valley adopted a common corporate identity, primarily to promote a single corporate image for One Valley's diverse banking operations. The other Banking Subsidiaries were incorporated or chartered as state or national banks in the years indicated in the chart below. The chart below also sets forth the percentage of assets and the percentage of income contributed by each of the Banking Subsidiaries in relation to all of One Valley's Banking Subsidiaries as well as the number of branches of each of the Banking Subsidiaries as of December 31, 1997.



                                      Year in                                                  Percentage of
                                       Which                                Percentage          Net Income          Number of
Name                                 Organized   Currently Chartered As     of Assets 1        Contributed 1        Branches1
----                                 ---------   ----------------------     ---------          -----------          --------
One Valley Bank,
     National Association              1867             National             40.58%               42.20%                21

One Valley Bank, Inc.                  1911               State              12.87%               13.04%                14

One Valley Bank of
     Mercer County, Inc.               1906               State               5.29%                6.44%                 4

One Valley Bank of Oak Hill,
     Inc.                              1904               State               3.22%                3.87%                 3

One Valley Bank of
     Huntington, Inc.                  1956               State               4.17%                4.12%                 4

One Valley Bank of
     Ronceverte, National
     Association                       1900             National              3.03%                3.91%                 3

One Valley Bank of
     Summersville, Inc.                1910               State               2.59%                3.52%                 3

One Valley Bank-East,
     National Association              1865             National              8.06%                8.52%                11

One Valley Bank of
     Clarksburg, National
     Association                       1903             National              6.24%                5.04%                 8

One Valley Bank-North, Inc.            1903               State               5.19%                5.38%                 7

One Valley Bank-
     Central Virginia,
     National Association              1914             National              8.76%                3.95%                10


--------
1 Does not include 15 branches purchased from Wachovia Corporation on February 20, 1998, and does not reflect the pending merger of FFVA Financial with and into One Valley which includes an additional 12 branches.

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

           The Banking Subsidiaries also offer services to customers at various locations within their service areas by use of automated teller machines ("ATMs"). The ATMs allow customers to make deposits and withdrawals at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at those locations. Customers of any Banking Subsidiary may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions nationwide. Customers of any of the Banking Subsidiaries may also make deposits or withdrawals at any of One Valley's main office and branch locations.

           On April 30, 1996, One Valley consummated its acquisition of Co-operative Savings Bank, a federally-chartered savings bank headquartered in Lynchburg, Virginia. Following consummation of the acquisition, the name of the federal savings bank was changed to One Valley Bank-Central Virginia. This transaction was One Valley's first interstate acquisition.

           At Special Meetings in March 1998, shareholders of One Valley and FFVA Financial approved the Agreement and Plan of Merger dated December 17, 1997, between One Valley and FFVA Financial, which provides for the merger of FFVA Financial with and into One Valley. Under the Merger Agreement, each outstanding share of FFVA Financial will be converted into 1.05 shares of common stock of One Valley. It is anticipated that the closing of this transaction will occur on March 30, 1998, and will be accounted for as a pooling of interests.

           As of March 10, 1998, One Valley and its Subsidiaries had approximately 1,979 full-time equivalent employees.

Competition

           Vigorous competition exists in all areas where One Valley and the Banking Subsidiaries are engaged in business. The primary market areas served by the Banking Subsidiaries are generally defined as West Virginia, Central Virginia, and certain adjoining areas in Kentucky, Maryland, North Carolina, Ohio, Pennsylvania and Virginia.

           For most of the services which the Banking Subsidiaries perform, they compete with commercial banks as well as other financial institutions. For instance, savings banks, savings and loan associations, credit unions, finance companies, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. In addition, insurance companies, investment counseling firms and other business firms and individuals offer personal and corporate trust and investment counseling services. The opening of branch banks within One Valley's market areas has increased competition for the Banking Subsidiaries. Although federal and state banking legislation has provided an opportunity for One Valley to acquire banking subsidiaries in other attractive banking areas, it has increased competition for One Valley in its market areas, and, with interstate banking, One Valley faces additional competition in efforts to acquire other subsidiaries throughout West Virginia, Virginia, and in neighboring states.

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

           As of December 31, 1997, there were 53 bank holding companies in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking") and 86 bank holding companies in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, including banks which compete with the Banking Subsidiaries in their market areas. One Valley has actively competed with some of these bank holding companies to acquire its Banking Subsidiaries.

Supervision and Regulation

           The following outline of the regulatory framework applicable to bank holding companies and their subsidiaries is qualified by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of One Valley.

General

           West Virginia adopted legislation effective May 31, 1997, which allows interstate branch banking by mergers and the establishment of de novo branches on a reciprocal basis.

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

Acquisitions and Activities

           As a bank holding company, One Valley is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "BHCA"), including examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank or any other company, without the prior approval of the FRB, subject to certain exceptions.

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

           Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permitted bank holding companies to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing June 1, 1997, IBBEA allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. In addition, the IBBEA allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31, 1997. Neither West Virginia nor Virginia enacted such legislation restricting interstate branch banking.

           One Valley is also required to secure the approval of the West Virginia Board of Banking before acquiring ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank. West Virginia banking law prohibits any bank holding company from acquiring shares of a bank if the acquisition would cause the bank holding company's consolidated deposits in the State of West Virginia to exceed 25% of the total deposits of all depository institutions in the State of West Virginia. At December 31, 1997, the total deposits of the Banking Subsidiaries were approximately 17% of the total deposits in the State of West Virginia.

           Federal and state banking laws generally limit the activities of banks to the business of banking. In recent years, a series of judicial decisions and regulatory rulings have increased the range of services and products that can be offered by bank holding companies and banks, and simplified the regulatory process for acquisitions and the offering of new or additional products. Among the new or expanded products and services are sales of annuities, sales of insurance from places with a population of 5,000 or less and underwriting and dealing in securities.

Payment of Dividends

           One Valley is a legal entity separate and distinct from the Banking Subsidiaries. A major portion of One Valley's revenues results from dividends of the Banking Subsidiaries. The Banking Subsidiaries are subject to legal limitations on the amount of dividends they can pay. The prior approval of the Comptroller of the Currency (the "Comptroller") is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Similar restrictions on dividends are in effect for the Banking Subsidiaries which are not national banks.

           Under the foregoing dividend restrictions, as of December 31, 1997, the Banking Subsidiaries, without obtaining regulatory approvals, could pay aggregate dividends of $13.4 million, plus retained net profits for the interim periods through the date of declaration, to One Valley during 1998. During 1997, the Banking Subsidiaries paid $58.1 million in cash dividends to One Valley.

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

Borrowings by One Valley From the Banking Subsidiaries

           There are various legal restrictions on the extent to which One Valley and its nonbank subsidiaries can borrow or otherwise obtain credit from the Banking Subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to One Valley or any one of such nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to One Valley and all such nonbank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus. These restrictions also apply to the Banking Subsidiaries' purchases of assets from and investments in One Valley and its nonbank subsidiaries.

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

           In addition, the bank regulators have established minimum leverage ratio requirements for bank holding companies and banks. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies and banks will generally be required to maintain a leverage ratio of 4% to 5%.

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

           As of December 31, 1997, One Valley had a total capital ratio of 16%, a Tier 1 capital ratio of 14% and a leverage ratio of 9%. Note Q of Notes to the Consolidated Financial Statements appearing at page 39 of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference.

           The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories:
"well capitalized," "adequately capitalized," "under-capitalized," "significantly undercapitalized" and "critically undercapitalized."

           The banking regulators have adopted regulations relating to these capital categories. The relevant capital measures are the total capital ratio, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) and the leverage ratio. Under the regulations, a bank will generally be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances), and is not "well capitalized;" (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

           As of December 31, 1997, One Valley and each of its Banking Subsidiaries had capital levels that qualify them as being "well capitalized" under such regulations.

           Under FDICIA, a depository institution that is not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized."

           "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guarantee is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized," and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

           "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

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

           Under FRB policy, One Valley is expected to act as a source of financial strength to each of its Banking Subsidiaries and to commit resources to support each of the Banking Subsidiaries. This support may be required at times when, absent such FRB policy, One Valley may not find itself able to provide it.

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

FDIC Assessments

           The Banking Subsidiaries are subject to deposit insurance assessments by the FDIC. Most of the deposits of the Banking Subsidiaries are insured by the Bank Insurance Fund ("BIF"), but certain deposits of One Valley Bank-Central Virginia, National Association, and an amount of deposits attributed to thrifts acquired by other Banking Subsidiaries are insured by the Savings Association Insurance Fund ("SAIF"). Effective January 1, 1996, the FDIC reduced the insurance premiums it charged on bank deposits insured by the BIF to the statutory minimum of $2,000 annually for banks which qualify for the highest ranking under a risk-based system. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA imposed a special assessment to recapitalize SAIF and reduced the amount of FDIC insurance premiums for deposits insured by SAIF to the same levels assessed for deposits insured by BIF. Paragraphs 4 and 6 of the Section of Management's Discussion and Analysis captioned "Income Statement Analysis - Non-Interest Income and Expense" appearing at page 19 and 20, respectively, of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference. DIFA further provides, however, for assessments to be imposed on deposits at all insured depository institutions to pay for the cost of the Financing Corporation funding.

Miscellaneous

           Under Section 106 of the 1970 Amendments to the Bank Holding Company Act and the regulations of the FRB, the Banking Subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services.

           One Valley is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total amount of bank deposits in banks with respect to which One Valley is a bank holding company. Although legislation allows the Commissioner to prescribe the registration fee, it limits the fee to ten dollars per nearest million dollars of deposits. One Valley is also subject to regulation and supervision by the Commissioner.

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

Statistical Disclosure by Bank Holding Companies

           Statistical disclosures required by bank holding companies are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages four through 23 of One Valley's 1997 Annual Report to Shareholders for the year ended December 31, 1997, and are incorporated herein by reference.

ITEM 2.    PROPERTIES

One Valley and One Valley Bank

           One Valley Bank owns the site of One Valley Bank's current banking quarters, One Valley Square in the City of Charleston, West Virginia. This land is leased by One Valley Bank to One Valley Square, Inc. One Valley Square, Inc., constructed a 15 story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet. In addition, One Valley Bank subleases a portion of the seventh floor to others. One Valley also conducts its operations from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. Upon expiration of the land lease, all improvements will revert to the owner of the land. One Valley Bank also conducts operations at its operations center, also located in Charleston, and at 20 branch locations throughout Kanawha, Mason, Putnam, Jackson, and Wood Counties.

Other Affiliate Banks

           As of March 10, 1998, the properties owned or leased by the other Banking Subsidiaries consist generally of 10 main bank offices, related drive-in facilities, 72 branch offices (including branches purchased from Wachovia Corporation on February 20, 1998) and such other properties as are necessary to house related support activities of those banks. All of the properties of the Banking Subsidiaries are suitable and adequate for their current operations and are generally being fully utilized.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 4A.             EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of One Valley are:


                       Name                                 Age                        Banking Experience and Qualifications
                       ----                                 ---                        -------------------------------------
Robert F. Baronner                                          71           1991 to Present, Chairman of the Board,
                                                                         One Valley.  1971 to 1991, One Valley Bank.
                                                                         Previously, President and Chief Executive
                                                                         Officer, One Valley.

J. Holmes Morrison                                          57           1967 to present, One Valley Bank. Vice
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

Phyllis H. Arnold                                           49           1973-1979, One Valley Bank.  Credit Officer,
                                                                         1974-1977; Vice President, 1977-1979.
                                                                         West Virginia State Banking Commissioner,
                                                                         1979-1983. Executive Vice President,
                                                                         One Valley Bank, 1988; President and Chief
                                                                         Executive Officer, One Valley Bank, 1991;
                                                                         Executive Vice President, One Valley, 1994.


Frederick H. Belden, Jr.                                    59           1968 to present, One Valley Bank. Senior Vice
                                                                         President and Senior Trust Officer, 1982;
                                                                         Executive Vice President, 1986. Executive Vice
                                                                         President, One Valley, 1994.








                       Name                                 Age                        Banking Experience and Qualifications
                       ----                                 ---                        -------------------------------------

Laurance G. Jones                                           51           1969 to present, One Valley Bank.  Controller,
                                                                         1971; Vice President, Controller and Treasurer,
                                                                         1979; Senior Vice President, 1980; Executive
                                                                         Vice President, 1992. Treasurer, One Valley,
                                                                         1981; Treasurer and Chief Financial Officer,
                                                                         One Valley, 1984; Executive Vice President,
                                                                         One Valley, 1994. Finance and Accounting.

James A. Winter                                             45           1975 to present, One Valley Bank.  Vice
                                                                         President, Controller and Assistant Treasurer,
                                                                         1982.  Senior Vice President, 1991; Vice
                                                                         President and Chief Accounting Officer,
                                                                         One Valley, 1989.

Robert E. Kamm, Jr.                                         46           1975 to 1978, One Valley Bank, Assistant
                                                                         Investment Officer; 1982 to present, President
                                                                         One Valley Bank of Summersville, Inc.; Senior
                                                                         Vice President, One Valley, 1996.

Kenneth R. Summers                                          47           1963 to 1988, One Valley Bank.  Vice
                                                                         President, 1976; Senior Vice President, 1985;
                                                                         1988 to present, President and Chief Executive
                                                                         Officer One Valley Bank, Inc.; Senior Vice
                                                                         President, One Valley, 1996.



                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           During the second quarter of 1997, One Valley's Common Stock became registered on the New York Stock Exchange under the symbol "OV." Prior to that, One Valley Common Stock was traded over the counter on the Nasdaq National Market under the symbol "OVWV."

           On March 10, 1998, the total number of holders of One Valley Common Stock was approximately 11,000, including shareholders of record and shares held in nominee name. The information set forth in paragraphs number two and three in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 17 of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference.

           Notes A, C, E, P and U of Notes to the Consolidated Financial Statements appearing at pages 30, 31, 32, 38 and 42 of One Valley's 1997 Annual Report to Shareholders are incorporated herein by reference. Table 2 "Six-Year Selected Financial Summary" on page five of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

           Table 2 "Six-Year Selected Financial Summary" on page five of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information contained on pages four through 23 of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information contained on pages 25 through 45 of One Valley's 1997 Annual Report to Shareholders is incorporated herein by reference. See Item 14 for additional information regarding the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information set forth in the sections captioned "Election of Directors," "Management Nominees to the Board of One Valley," "Directors Continuing to Serve Unexpired Terms" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages two through five and page 17 of One Valley's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference. Reference is also made to the information concerning One Valley's executive officers provided in Part I, Item 4A, of this report.

ITEM 11.   EXECUTIVE COMPENSATION

           The information set forth in the sections captioned "Executive Compensation", "Change in Control Arrangements," and "Compensation of Directors" on pages 10 through 14 and page 17 of One Valley's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information set forth in the sections captioned "Principal Holders of Voting Securities" and "Ownership of Securities by Directors, Nominees and Officers" on pages seven and eight through page 10 of One Valley's definitive Proxy Statement dated March 20, 1998, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information set forth in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee Interlocks and Insider Participation" on page 17 of One Valley's definitive Proxy Statement dated March 20, 1998, and Notes G and I of the Notes to the Consolidated Financial Statements appearing at page 34 of One Valley's 1997 Annual Report to Shareholders are incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K




                                                                                                                  1997 Annual Report
                                                                                                                     to Shareholders
               Index                                                                                                     Page(s)
(a) 1.         Financial Statements

               Consolidated Financial Statements of One Valley Bancorp, Inc., incorporated by reference in Part II, Item 8, of this report.

                               Report of Independent Auditors                                                                25

                               Consolidated Balance Sheets at December 31, 1997,
                               and 1996                                                                                      26

                               Consolidated Statements of Income for the years ended
                               December 31, 1997, 1996 and 1995                                                              27

                               Consolidated Statements of Shareholders' Equity for
                               the years ended December 31, 1997, 1996 and 1995                                              28

                               Consolidated Statements of Cash Flows for the years
                               ended December 31, 1997, 1996 and 1995                                                        29

                               Notes to Consolidated Financial Statements                                                  30-42

(a) 2.         Financial Statement Schedules

               All schedules are omitted, as the required information is inapplicable or the information is presented in the Consolidated
               Financial Statements or related Notes thereto.







(a) 3.         Exhibits Required to be Filed by Item 601 of Regulation S-K and
               Item 14(c) of Form 10-K

               See Index to Exhibits.                                                                                        24

(b)            Reports on Form 8-K

               Form 8-K dated October 30, 1997, Item 5. Form 8-K dated December
               16, 1997, Item 5.

(c)            Exhibits

               See Item 14(a)(3) above.

(d)            Financial Statement Schedules

               See Item 14(a)(2) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ONE  VALLEY  BANCORP,  INC.


                             By:    /s/ J. Holmes Morrison
                                    -------------------------------------------
                                    J. HOLMES MORRISON,
                                    President and Chief Executive Officer


                             By:    /s/ Laurance G. Jones
                                    -------------------------------------------
                                    LAURANCE G. JONES,
                                    Executive Vice President and Treasurer
                                    (Principal Financial Officer)


                             By:    /s/ James A. Winter
                                    -------------------------------------------
                                    JAMES A. WINTER,
                                    Vice President and Chief Accounting Officer
                                    (Principal Accounting Officer)
March 11, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

           SIGNATURE                        TITLE                    DATE
           ---------                        -----                    ----

/s/ Phyllis H. Arnold                       Director              March 11, 1998
-----------------------------
PHYLLIS H. ARNOLD

/s/ Charles M. Avampato                     Director              March 11, 1998
-----------------------------
CHARLES M. AVAMPATO

/s/ Robert F. Baronner                      Director              March 11, 1998
-----------------------------
ROBERT F. BARONNER

_____________________________               Director              March 11, 1998
C. MICHAEL BLAIR

        SIGNATURE                            TITLE                    DATE
        ---------                            -----                    ----

/s/ Dennis M. Bone                          Director              March 11, 1998
-----------------------------
DENNIS M. BONE

/s/ James K. Brown                          Director              March 11, 1998
-----------------------------
JAMES K. BROWN

/s/ Nelle Ratrie Chilton                    Director              March 11, 1998
-----------------------------
NELLE RATRIE CHILTON

_____________________________               Director              March 11, 1998
H. RODGIN COHEN

_____________________________               Director              March 11, 1998
RAY MARSHALL EVANS, JR.

_____________________________               Director              March 11, 1998
JAMES GABRIEL

/s/ Phillip H. Goodwin                      Director              March 11, 1998
-----------------------------
PHILLIP H. GOODWIN

_____________________________               Director              March 11, 1998
THOMAS E. GOODWIN

_____________________________               Director              March 11, 1998
BOB M. JOHNSON

/s/ Robert E. Kamm, Jr.                     Director              March 11, 1998
-----------------------------
ROBERT E. KAMM, JR.

_____________________________               Director              March 11, 1998
JOHN D. LYNCH

/s/ Edward H. Maier                         Director              March 11, 1998
-----------------------------
EDWARD H. MAIER

/s/ J. Holmes Morrison                   President, Chief         March 11, 1998
-----------------------------           Executive Officer and
J. HOLMES MORRISON                          Director

           SIGNATURE                         TITLE                    DATE
           ---------                         -----                    ----

_____________________________               Director              March 11, 1998
CHARLES R. NEIGHBORGALL, III

_____________________________               Director              March 11, 1998
ROBERT O. ORDERS, SR.

_____________________________               Director              March 11, 1998
JOHN L. D. PAYNE

/s/ Angus E. Peyton                         Director              March 11, 1998
-----------------------------
ANGUS E. PEYTON

/s/ Lacy I. Rice, Jr.                       Director              March 11, 1998
-----------------------------
LACY I. RICE, JR.
_____________________________               Director              March 11, 1998
BRENT D. ROBINSON

_____________________________               Director              March 11, 1998
JAMES W. THOMPSON

_____________________________               Director              March 11, 1998
J. LEE VAN METRE, JR.

/s/ Richard B. Walker                       Director              March 11, 1998
-----------------------------
RICHARD B. WALKER

/s/ H. Bernard Wehrle, III                  Director              March 11, 1998
-----------------------------
H. BERNARD WEHRLE, III

_____________________________               Director              March 11, 1998
JOHN H. WICK, III

/s/ Thomas D. Wilkerson                     Director              March 11, 1998
-----------------------------
THOMAS D. WILKERSON

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

Exhibit 10.2 Agreement and Plan of Merger, dated December 16, 1997, by and between One Valley and FFVA Financial Corporation, filed as part of One Valley's Registration Statement on Form S-4, Registration No. 333-44657, January 21, 1998, and incorporated herein by reference.

             Executive Compensation Plans and Arrangements.

Exhibit 10.3 Form of Change in Control Severance Agreements between One Valley and certain of its officers, dated as of October 16, 1996, filed as part of One Valley's 1997 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.4 One Valley Bancorp, Inc., 1983 Incentive Stock Option Plan, as
             amended, filed as part of One Valley's Registration Statement on Form S-8, Registration No. 33-3570, July 2, 1990, and incorporated herein by reference.

Exhibit 10.5 One Valley Bancorp, Inc., 1993 Incentive Stock Option Plan, filed as part of One Valley's Definitive Proxy Statement, Registration No. 0-10042, and incorporated herein by reference.

Exhibit 10.6 One Valley Bancorp, Inc., Management Incentive Compensation Plan,
             as amended February, 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.7 One Valley Bancorp, Inc., Supplemental Benefit Plan, as amended
             April 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.8 One Valley Bancorp, Inc., Executive Incentive Compensation Plan,
             dated as of January 1, 1996.

(12)        Statement Re Computation of Ratios -- found at page 27 herein.

(13)        1997 Annual Report to Security Holders -- found at page 28 herein.

(21)        Subsidiaries of Registrant -- found at page 75 herein.

(23)        Consent of Independent Auditors -- found at page 76 herein.

(27)        Financial Data Statement -- Edgar filing only.

(99) Proxy Statement for the 1998 Annual Meeting of One Valley -- found at page 77 herein.