Form 10-K/A
period 1997-12-31
ONE VALLEY BANCORP INC
filed 1998-03-23
CIK 351616

123456789012345678901234567890123456789012345678901234567890123456789012345678


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended  DECEMBER 31, 1997
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _______________to______________.

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

       Title of each class          Name of each exchange on which registered
  COMMON STOCK ($10.00 PAR VALUE)            NEW YORK STOCK EXCHANGE


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               Title of class

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

Aggregate of market value of voting stock        Based upon closing price on

            $789,720,711                               March 5, 1998

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

               Class                            Outstanding at March 5, 1998

 Common Stock ($10.00 par value)                         27,212,631



                   DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents which are incorporated by reference in the Form 10-K Annual Report, and the Parts and Items of the Form 10-K into which the documents are incorporated.

                                       Part of the Form 10-K into which the
            Document                          Document is Incorporated

Portions of One Valley Bancorp,        Part I, Item 1; Part II, Items 5,
Inc., 1997 Annual Report to            6, 7 and 8; Part III, Item 13;
Shareholders for the year ended        and Part IV, Item 14
December 31, 1997


Portions of One Valley Bancorp,        Part III, Items 10, 11, 12 and 13
Inc., Proxy Statement for the 1998
Annual Meeting of Shareholders

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


March 18, 1998