Form 10-Q
period 1998-03-31
ONE VALLEY BANCORP INC
filed 1998-05-15
CIK 351616

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998 was:


                 Common Stock, $10.00 par value - 32,738,875 shares

                             One Valley Bancorp, Inc.

                          Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors could cause One Valley's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 17 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                            March 31     December 31     March 31
                                                                              1998          1997           1997
ASSETS
Cash and Due From Banks                                                       $156,778       $127,012      $125,019
Interest Bearing Deposits With Other Banks                                       3,288          2,162        12,369
Federal Funds Sold                                                               5,364         20,310        34,397
                                                                            ----------     ----------    ----------
   Cash and Cash Equivalents                                                   165,430        149,484       171,785
Securities
   Available-for-Sale, at fair value                                         1,410,300      1,216,749     1,140,088
   Held-to-Maturity (Estimated Fair Value,
   March 31, 1998 - $249,668; December 31, 1997 - $355,820;
   March 31, 1997 -  $317,730)                                                 244,379        352,272       321,683
Loans
   Total Loans                                                               3,537,802      3,302,536     3,135,212
   Less: Allowance For Loan Losses                                              47,871         45,048        45,308
                                                                            ----------     ----------    ----------
   Net Loans                                                                 3,489,931      3,257,488     3,089,904
Premises & Equipment - Net                                                      96,742         90,397        89,963
Other Assets                                                                   135,054         95,096        91,757
                                                                            ----------     ----------    ----------
   Total Assets                                                             $5,541,836     $5,161,486    $4,905,180
                                                                            ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                       $498,437       $465,227      $421,821
   Interest Bearing                                                          3,750,876      3,468,947     3,441,379
                                                                            ----------     ----------    ----------
   Total Deposits                                                            4,249,313      3,934,174     3,863,200
Short-term Borrowings
   Federal Funds Purchased                                                      41,481         22,581        14,298
   Repurchase Agreements and Other Borrowings                                  610,760        600,899       435,732
                                                                            ----------     ----------    ----------
   Total Short-term Borrowings                                                 652,241        623,480       450,030
Long-term Borrowings                                                            48,872         48,875        59,886
Other Liabilities                                                               51,007         51,307        53,557
                                                                            ----------     ----------    ----------
   Total Liabilities                                                         5,001,433      4,657,836     4,426,673
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                0              0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 37,085,721 shares at March 31, 1998;
      36,330,605 shares at December 31, 1997;
      29,734,431  shares at March 31, 1997                                     370,857        363,306       297,344
   Capital Surplus                                                              91,390         71,782        67,115
   Retained Earnings                                                           167,055        157,730       191,535
   Accumulated Other Comprehensive Income                                        6,196          5,927        (2,938)
   Treasury Stock - 4,346,846 shares at March 31, 1998
      and December 31, 1997; 2,980,497 shares
      at March 31, 1997; at cost                                               (95,095)       (95,095)      (74,549)
                                                                            ----------     ----------    ----------
      Total Shareholders' Equity                                               540,403        503,650       478,507
                                                                            ----------     ----------    ----------
      Total Liabilities and Shareholders' Equity                            $5,541,836     $5,161,486    $4,905,180
                                                                            ==========     ==========    ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                             For The Three Months
                                                                                                Ended March 31
                                                                                              1998          1997
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                                                 $73,129       $67,065
      Tax-Exempt                                                                                  680           741
                                                                                             --------      --------
            Total                                                                              73,809        67,806
   Interest on Investment Securities
      Taxable                                                                                  22,962        20,396
      Tax-Exempt                                                                                3,124         2,983
                                                                                             --------      --------
            Total                                                                              26,086        23,379
   Other Interest Income                                                                          191           472
                                                                                             --------      --------
            Total Interest Income                                                             100,086        91,657
INTEREST EXPENSE
   Deposits                                                                                    38,438        35,664
   Short-term Borrowings                                                                        8,970         5,754
   Long-term Borrowings                                                                           705           759
                                                                                             --------      --------
      Total Interest Expense                                                                   48,113        42,177
                                                                                             --------      --------
Net Interest Income                                                                            51,973        49,480
Provision For Loan Losses                                                                       2,594         1,458
                                                                                             --------      --------
Net Interest Income
   After Provision For Loan Losses                                                             49,379        48,022
OTHER INCOME
   Trust Department Income                                                                      2,890         2,495
   Service Charges on Deposit Accounts                                                          4,168         3,686
   Real Estate Loan Processing & Servicing Fees                                                 1,902         1,344
   Other Service Charges and Fees                                                               3,109         2,568
   Other Operating Income                                                                       1,738         1,132
   Securities Transactions                                                                        537           (45)
                                                                                             --------      --------
      Total Other Income                                                                       14,344        11,180
OTHER EXPENSES
   Salaries and Employee Benefits                                                              19,331        18,295
   Occupancy Expense - Net                                                                      1,879         1,795
   Equipment Expenses                                                                           2,681         2,212
   Outside Data Processing                                                                      2,301         1,985
   Other Operating Expenses                                                                    12,075        10,055
                                                                                             --------      --------
      Total Other Expenses                                                                     38,267        34,342
                                                                                             --------      --------
Income Before Taxes                                                                            25,456        24,860
Applicable Income Taxes                                                                         8,945         8,495
                                                                                             --------      --------
NET INCOME                                                                                    $16,511       $16,365
                                                                                             ========      ========
NET INCOME PER SHARE
   Basic                                                                                        $0.52         $0.51
   Diluted                                                                                      $0.51         $0.50
Average Shares Outstanding (in thousands)
   Basic                                                                                       31,836        32,202
   Diluted                                                                                     32,553        32,895


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                           Accumulated
                                                                                                             Other
                                                     Common       Capital       Retained       Treasury   Comprehensive
                                                      Stock       Surplus       Earnings        Stock        Income       Total
Balance December 31, 1997                           $363,306       $71,782       $157,730      ($95,095)      $5,927     $503,650
Three Months Ended March 31, 1998
   Comprehensive Income:
      Net Income                                           0             0         16,511             0            0       16,511
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0          806          806
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0         (537)        (537)
                                                                                                                         --------
      Other Comprehensive Income                                                                                              269
                                                                                                                         --------
   Comprehensive Income                                                                                                    16,780
   Cash Dividends ($.21 per share)
FFVA Treasury Shares Reissued                          7,087        19,274              0             0            0       26,361
Stock Options Exercised                                  464           334              0             0            0          798
                                                    --------      --------       --------      --------     --------     --------
Balance March 31, 1998                              $370,857       $91,390       $167,055      ($95,095)      $6,196     $540,403
                                                    ========      ========       ========      ========     ========     ========


Balance December 31, 1996                           $298,504       $66,641       $183,226      ($67,378)      $2,065     $483,058
Three Months Ended March 31, 1997
   Comprehensive Income:
      Net Income                                           0             0         16,365             0            0       16,365
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0       (5,048)      (5,048)
         Plus:  Reclassification Adjustment For
            Losses Realized in Net Income                  0             0              0             0           45           45
                                                                                                                         --------
      Other Comprehensive Income                                                                                           (5,003)
                                                                                                                         --------
   Comprehensive Income                                                                                                    11,362
   Cash Dividends ($.19 per share)                         0             0         (5,734)            0            0       (5,734)
FFVA Repurchase of Common Stock                       (1,807)          140         (2,322)            0            0       (3,989)
Treasury Shares Purchased                                  0             0              0        (7,171)           0       (7,171)
Stock Options Exercised                                  647           334              0             0            0          981
                                                    --------      --------       --------      --------     --------     --------
Balance March 31, 1997                              $297,344       $67,115       $191,535      ($74,549)     ($2,938)    $478,507
                                                    ========      ========       ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                               For The Three Months
                                                                                 Ended March 31
                                                                               1998          1997
OPERATING ACTIVITIES
   Net Income                                                                  $16,511        $16,365
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                               2,594          1,458
         Depreciation                                                            2,385          2,094
         Amortization and Accretion                                                863          1,137
         Net (Gain) Loss From Sales of Assets                                     (537)           107
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                         (2,487)        (1,298)
            Accrued Interest Payable                                              (581)           442
            Other Assets and Other Liabilities                                   1,581          6,960
                                                                              --------       --------
            Net Cash Provided by Operating Activities                           20,329         27,265

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                         29,524          6,935
   Proceeds From Maturities of Securities Available for Sale                   128,530         68,595
   Proceeds From Maturities of Securities Held to Maturity                       7,717          4,365
   Purchases of Securities Available for Sale                                 (242,957)      (164,968)
   Purchases of Securities Held to Maturity                                     (7,756)       (22,615)
   Net (Increase) Decrease In Loans                                           (109,891)           590
   Acquisition of Branches, Net of Cash Received                               111,920              0
   Purchases of Premises and Equipment                                          (2,124)        (1,680)
                                                                              --------       --------
            Net Cash Used in Investing Activities                              (85,037)      (108,778)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits           31,923         58,753
   Net Increase (Decrease) in Federal Funds Purchased                           18,900         (2,980)
   Net Increase in Other Short-term Borrowings                                   9,861         20,936
   Proceeds From Long-term Borrowings                                                0         25,000
   Repayment of Long-term Debt                                                      (3)            (6)
   Proceeds From Issuance of Common Stock                                       27,159            981
   Purchase of Treasury Stock                                                        0         (7,171)
   Dividends Paid                                                               (7,186)        (5,734)
                                                                              --------       --------
            Net Cash Provided by Financing Activities                           80,654         85,790
                                                                              --------       --------
Increase in Cash and Cash Equivalents                                           15,946          4,277

Cash And Cash Equivalents at Beginning of Year                                 149,484        167,508
                                                                              --------       --------
Cash And Cash Equivalents, March 31                                           $165,430       $171,785
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

Note B - Accounting Change

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS
128) which supercedes APB Opinion No. 15, "Earnings Per Share" (APB 15). Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 requires the reporting of basic and diluted net income per common share. Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect options under One Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 717,000 for the first quarter of 1998 and 693,000 for the first quarter of 1997. Net income per common share amounts for all periods presented have been restated to conform to Statement 128.

As of January 1, 1998, the One Valley adopted Financial Accounting Standards Board (FASB) Statement 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on One Valley's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the One Valley's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $16,780 and $11,362.

As of January 1, 1998, One Valley adopted the provision of FASB Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed by FASB statement 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement 125, an Amendment of FASB Statement 125." The effect of adopting the additional provisions of Statement 125, as amended by Statement 127, had no material impact on One Valley's financial position or results of operations.

Note C - Merger

At the close of business on March 30, 1998, One Valley acquired all of the outstanding stock of FFVA Financial Corporation, in exchange for 5,518,668 shares of One Valley common stock. This combination was accounted for as a pooling-of-interest. Accordingly, all prior period financial information has been restated to reflect the merger of the two companies as though they had always been combined.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 31, 1998


INTRODUCTION AND SUMMARY

     Net income for the first quarter of 1998 totaled $16.5 million, a 0.9% increase from the $16.4 million earned in the same quarter of 1997. On a per share basis, basic net income per share increased by 2.0% to $0.52 from the $0.51 earned in the first quarter of 1997. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income which more than offset the increase in non-interest expense. Prior period per share information has been adjusted for a 5 for 4 stock split declared in August 1997.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.24% in the first quarter of 1998, a decrease from the 1.35% earned during the same period of 1997. Return on average equity (ROE) also decreased to 12.78% from the 13.55% reported for the first quarter of 1997. The decline in ROA and ROE was primarily the result of merger related expenses incurred during the first quarter of 1998 as more fully explained below.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1998. This discussion should be read in conjunction with the 1997 Annual Report to Shareholders and the other financial information included in this report.

Acquisitions

     At the close of business on February 19, 1998, One Valley acquired fifteen branches in Virginia from the Wachovia Corporation. Through this purchase One Valley acquired $124.9 million in loans and $283.2 million in deposits. This transaction was treated as a purchase and accordingly, the balances and results of the operations of the branches are included in the financial statements of One Valley only from the date of purchase. Also, at the close of business on March 30, 1998, One Valley Bancorp merged with FFVA Financial Corporation a $580.0 million bank headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 1.05 shares of One Valley Bancorp stock for each share of FFVA Financial common stock outstanding. The combination was accounted for as a pooling of interest and as a result, all prior financial results have been restated and reported on a
combined basis.   Due to the immaterial impact on One Valley's financial
statements, separate results for the preceding periods are not presented herein.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 1998, was $54.0 million on a fully tax-equivalent basis, a 4.9% increase over the $51.5 million earned during the same period in 1997. This increase is largely due to a $269.4 million, or 8.6% increase in average total loans and a $207.0 million, or 14.5% increase in average securities during the first three-month comparison. In total, average earning assets increased by $449.3 million or 9.9% in the first three months of 1998 over the same period in 1997, while average interest bearing liabilities increased by $409.6 million or 10.4% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately one-four of the growth in average earning assets was attributable to the purchase of the fifteen branches from the Wachovia Corporation.

     As shown in the consolidated average balance sheets (page 17), the yield on earning assets declined to 8.23% for the first three months of 1998 from 8.32% earned during the first three months of 1997. During the same period, the cost of interest bearing liabilities increased 14 basis points to 4.50% from last year's 4.36% level. The increase in cost of funds has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract customer deposits in an increasingly competitive market. Additional discussion of the changes in balance sheet mix is included later in this report. Primarily due to the increase in the cost of interest bearing liabilities, the net interest margin decreased to 4.33% during the first three months of 1998, from the 4.56% during the first three months of 1997.
Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slight positive influence on net interest income; whereas, a sharp decline in rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $2.6 million for the three months ended March 31, 1998, a $1.1 million increase from the provision made in the same period of 1997. As a percentage of average total loans, the provision for loan losses through the first three months of 1998 was 0.31% on an annualized basis, compared with 0.19% for the first three months of 1997. The increase in the provision for loan losses is based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses and to provide for the growth in the loan portfolio as a result of the Wachovia branch purchase. Net charge-offs as a percentage of average total loans in the first three months of 1998 increased to 0.21% on an annualized basis, up from an annualized 0.15% during the first quarter of 1997, but down from the 0.26% charge-off ratio for the full year of 1997. The increase in the first quarter is primarily due to an increase in consumer installment charge-offs.

     Total non-performing assets at March 31, 1998, were 0.32% of period-end loans, up from the 0.31% at December 31, 1997, but down from the 0.34% at March 31, 1997. Although the dollar amount of non-performing assets at March 31, 1998 has increased from the level one year ago, the allowance for loan losses is sufficient to absorb over four times the amount of those non-performing assets. At March 31, 1998, loans past due over 90 days were 0.13% of outstanding loans, down slightly from the .19% at year-end 1997, but relatively unchanged from the 0.14% at March 31, 1997. An analysis of the allowance for loan losses and non-performing assets is included on page 16.

     With the continued good credit quality of the loan portfolio, the allowance for loan losses has remained relatively stable. In management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio. At March 31, 1998, the allowance was 1.35% of outstanding loans, compared with the 1.36% at year-end and the 1.45% one-year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first three months of 1998 was 1.96%, down from 2.09% during all of 1997 and the 2.03% for the first three months of 1997. This improvement is a result of growth in average earning assets with a moderate increase in net overhead over the same period in 1997. Average earning assets increased 9.9% in the first three months of 1998 when compared with the same period in 1997. Net overhead increased by 5.8% or $1.3 million during the same period primarily resulting from the purchase of fifteen branches from the Wachovia Corporation and expenses related to the FFVA merger.

     Total non-interest income was $14.3 million through the first three months of 1998, up 28.3% from the $11.2 million non-interest income earned during the same period in 1997. Trust income increased by 15.8% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 13.1% in the first three-month comparison mainly due to a higher level of customer activity. Real estate loan processing and service fees increased by 41.5% when compared to the first three months of 1997 due to a higher level of loans sold in the secondary market. Other service charges and fees increased by 21.1% over the first three months of 1998, primarily due to increases in credit/debit card activity and other banking services provided to customers. Other operating income increased by 53.5% primarily due to additional income received from certain loan payoffs and the income from the final payment on the sale of One Valley's Corporate Trust business.

     Total non-interest expense was $38.3 million during the three months ended March 31, 1998, a 11.4% increase from the $34.3 million during the same period in 1997, largely due to the operations of the fifteen branches from the Wachovia Corporation acquired during the first quarter and the one time expenses related to the acquisition of FFVA. Staff costs increased by 5.7% from the level one-year ago primarily due to the additional staff from the Wachovia branch purchase and normal salary and benefit increases. Occupancy expense increased by 4.7% from the same period last year primarily due to the increased facilities cost related to the fifteen new branches. Equipment expenses increased 21.2% from last year's level primarily due to higher maintenance and depreciation costs related to technology upgrades that occurred in 1997 and are continuing in 1998. Outside data processing expense increased by 15.9% above the first quarter of 1997. This increase is primarily due to processing costs related to the increased activity in the Visa Checkcard and ATM product. Other operating expenses increased by $2.0 million or 20.1% in the first three months of 1998. One half ($1.1million) of the increase was directly related to one-time charges for investment banking and legal fees related to the FFVA merger. The remainder was primarily due to increases in advertising expense and other expenses associated with the operations of the fifteen new branches.

     Income tax expense increased by $0.5 million, or 5.3%, for the first three months of 1998 compared with the same period in 1997. The increase in taxes is primarily a result of the 2.4% growth in pretax earnings and expenses related to the FFVA merger. One Valley's effective income tax rate for the first three months of 1998 was 35.1% compared to 34.2% during the first three months of 1997.

FINANCIAL CONDITION

Asset Structure

     Total loans at March 31, 1998, exceeded March 31, 1997, levels by 12.8% or $402.6 million. Since year-end 1997, total loans have increased by 7.1% or $235.3 million. The consolidated loan-to-deposit ratio has increased to 82.1% at March 31, 1998, compared to 80.0% at March 31, 1997. Approximately $124.9 million in loans were acquired through the Wachovia Branch purchase during the first quarter of 1998. The increase in total loans is primarily in commercial revolving lines of credit, commercial real estate loans, and one-to-four family mortgage loans.

     Investment portfolio assets increased $85.7 million or 5.5% from the level at year-end and by $192.9 million or 13.2% from the level one-year ago. One Valley acquired approximately $108.2 million of investable funds through the Wachovia branch purchase. These funds were primarily invested in additional purchases of government agency and mortgage backed securities. These investment decisions were made in accordance with One Valley's asset/liability strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company.

     Securities designated as available-for-sale at March 31, 1998, had a historical cost of $1.4 billion, with an unrealized gain of approximately $10.1 million. This unrealized gain increased shareholders' equity by $6.2 million, net of $3.9 million in deferred income taxes. At year-end December 31, 1997, and March 31, 1997, securities available-for-sale had a historical cost of $1.207 billion and $1.145 billion, with an unrealized gain of approximately $9.7 million at year-end, and an unrealized loss of approximately $5.0 million at March 31, 1997. The unrealized gain increased shareholders' equity by $5.9 million, net of $3.8 million in deferred income taxes while the unrealized loss reduced shareholders' equity by $2.9 million, net of $2.1 million in deferred income taxes.

     On March 30, 1998, in accordance with the provisions in FAS Statement 115, One Valley reclassified as available-for-sale approximately $96.2 million of investments that were previously categorized as held-to-maturity by FFVA. The reclassification enabled One Valley to incorporate FFVA's investment portfolio into its own investment policy and assets/liability management strategies. At the date of transfer, these securities had a carrying value of $95.3 million with an unrealized gain of approximately $0.9 million.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 17), average tax-exempt securities in the first three months of 1998 increased by 6.3% or $14.0 million over the average during the first three months of 1997. One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

     Federal funds sold at March 31, 1998, were $5.4 million, down $14.9 million from year-end and down $29.0 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at March 31, 1998, increased by $315.1 million or 8.0% from the level at year-end and $386.1 million or 10.0% since March 31, 1997. Approximately $283.2 million of the increase in total deposits was attributable to the fifteen new branches purchased during the first quarter of 1998. Over the past few years growth in banking deposits has been modest.
Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the new branches, has been in money market accounts. The average rate paid on interest bearing deposits increased to 4.34% in the first three months of 1998, up from the 4.31% average rate paid for all of 1997, and the 4.26% average rate paid in the first three months of 1997 largely due to increased rates on money market accounts and fixed rate CDs. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

     Total short-term borrowings increased by $28.8 million or 4.6% from the year-end level, and increased $202.2 million or 44.9% from the level at March 31, 1997. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings has been used to fund the loan growth and the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

     Long-term borrowings decreased $11.0 million or 18.4% since March 31, 1997. The decrease since March one-year ago was primarily the result of payments primarily on long-term advances from the Federal Home Loan Bank
(FHLB). As a result, One Valley now has $48.9 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to six years. In 1998 maturities of these borrowings include $7.0 million in the second quarter, $5.0 million in the third quarter, and $2.0 million in the fourth quarter while approximately $2.0 million will mature in 1999.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio was 9.75% at March 31, 1998, relatively unchanged from the 9.76% at December 31, 1997 and March 31, 1997. One Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing long-term profitability and shareholder value. One Valley's cash dividend, totaling $0.21 per share for the first quarter of 1998, was up 10.5% over the $0.19 per share dividend during the same period in 1997. One Valley's dividend policy coupled with the continued growth in net income demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at March 31, 1998 was 17.72%, well above the 8.0% required, while its Tier I capital ratio was 16.47%. One Valley's strong capital position is demonstrated further by its leverage ratio of 9.76% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

     In order that the FFVA merger be treated as a pooling of interests for accounting purposes, FFVA Corporation reissued 675,000 treasury shares in a private placement offering. As a result, approximately $26.4 million of additional equity was raised in the first quarter of 1998.

     The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries, which, although restricted by banking regulations, are adequate to meet its cash needs.

Effects of Changing Prices

     The results of operations and financial condition presented in this report are based on historical cost, unadjusted for the effects of inflation. Inflation affects One Valley in two ways. One is that inflation can result in increased operating costs, which must be absorbed or recovered through increased prices for services. The second effect is on the purchasing power of the corporation. Virtually all of a bank's assets and liabilities are monetary in nature. Regardless of changes in prices, most assets and liabilities of the banking subsidiaries will be converted into a fixed number of dollars. Non-earning assets, such as premises and equipment, do not comprise a major portion of One Valley's assets; therefore, most assets are subject to repricing on a more frequent basis than in other industries. One Valley's ability to offset the effects of inflation and potential reductions in future purchasing power depends primarily on its ability to maintain capital levels by adjusting prices for its services and to improve net interest income by maintaining an effective asset/liability mix.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                           For The Three Months
                                                                               Ended March 31
                                                                             1998         1997
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                                             $45,048      $45,055
   Loan Losses                                                                2,252        1,702
   Loan Recoveries                                                              509          497
                                                                            -------      -------
      Net Charge-offs                                                         1,743        1,205
   Balance of Acquired Subsidiary                                             1,972            0
   Provision For Loan Losses                                                  2,594        1,458
                                                                            -------      -------
   Balance, End of Period                                                   $47,871      $45,308
                                                                            =======      =======

Total Loans, End of Period                                               $3,537,802   $3,135,212
Allowance For Loan Losses As a % of Total Loans                                1.35         1.45
                                                                         ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                         $9,456       $9,151
   Foreclosed Properties                                                      1,950        1,540
   Restructured Loans                                                             0            0
                                                                            -------      -------
   Total Non-Performing Assets                                              $11,406      $10,691
                                                                            =======      =======

Non-Performing Assets As a % of Total Loans                                    0.32         0.34

Loans Past Due Over 90 Days                                                  $4,574       $4,489
Loans Past Due Over 90 Days As a % of Total Loans                              0.13         0.14

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                                                      Three Months Ended March 31
                                                                           1998                      1997
                                                                          Amount   Yield/Rate       Amount   Yield/Rate
                                                                                      (pct.)                   (pct.)
ASSETS
Loans
   Taxable                                                               $3,352,058    8.82        $3,078,956   8.80
   Tax-Exempt                                                                43,042    9.86            46,787   9.88
                                                                         ----------                ----------
      Total                                                               3,395,100    8.83         3,125,743   8.85
   Less: Allowance for Losses                                                46,226                    45,338
                                                                         ----------                ----------
      Net Loans                                                           3,348,874    8.95         3,080,405   8.98
Securities
   Taxable                                                                1,399,441    6.56         1,206,432   6.76
   Tax-Exempt                                                               237,641    8.09           223,632   8.21
                                                                         ----------                ----------
      Total                                                               1,637,082    6.78         1,430,064   6.99
Federal Funds Sold & Other                                                   13,833    5.60            40,019   4.78
                                                                         ----------                ----------
   Total Earning Assets                                                   4,999,789    8.23         4,550,488   8.32
Other Assets                                                                343,108                   297,273
                                                                         ----------                ----------
   Total Assets                                                          $5,342,897                $4,847,761
                                                                         ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                                                              $3,595,839    4.34        $3,397,333   4.26
   Short-term Borrowings                                                    690,599    5.27           476,650   4.90
   Long-term Borrowings                                                      47,057    6.08            49,889   6.17
                                                                         ----------                ----------
      Total Interest
         Bearing Liabilities                                              4,333,495    4.50         3,923,872   4.36
Non-interest Bearing Deposits                                               445,032                   393,575
Other Liabilities                                                            47,699                    47,243
                                                                         ----------                ----------
   Total Liabilities                                                      4,826,226                 4,364,690
Shareholders' Equity                                                        516,671                   483,071
                                                                         ----------                ----------
   Total Liabilities & Equity                                            $5,342,897                $4,847,761
                                                                         ==========                ==========

Interest Income To Earning Assets                                                      8.23                     8.32
Interest Expense To Earning Assets                                                     3.90                     3.76
                                                                                     ------                   ------
Net Interest Margin                                                                    4.33                     4.56
                                                                                     ======                   ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                          One Valley Bancorp, Inc.

                        Part II.  Other Information

Item 4.     Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders of One Valley was held on March 11, 1998. At that meeting the matters set forth below were voted upon. The number of votes cast for or against, as well as the number of abstentions and broker non-votes concerning each matter are indicated in the following tabulation.

     1. Approve the agreement and plan of merger between One Valley Bancorp, Inc. and FFVA Financial Corporation.

                                                          Broker
              For         Against      Abstentions       Non-Votes

           21,858,202      89,248         77,123         1,244,487

     2. Approve Amendment to the Articles of Incorporation to increase the authorized common stock of One Valley Bancorp, Inc. from 40,000,000 shares to 70,000,000 shares.

              For         Against      Abstentions

           22,530,089     668,645         70,326


                            One Valley Bancorp, Inc.

                          Part II.  Other Information


Item 6.     Exhibits and Reports on Form 10-Q

     a.)  Exhibits

          27.  Financial Data Schedule - electronic filing only.

     b.)  Reports on Form 8-K

          1. March 11, 1998 - One Valley Bancorp, Inc. announced the new closing date for the FFVA Financial Corporation merger.
          2. March 16, 1998 - One Valley Bancorp, Inc. announced anticipated earnings for the first quarter.
          3. March 30, 1998 - One Valley Bancorp, Inc. announced completion of the FFVA Financial Corporation merger.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE  May 15, 1998

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