Form 10-Q
period 1998-06-30
ONE VALLEY BANCORP INC
filed 1998-08-14
CIK 351616

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998

                                  OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to _______.

                     Commission file number 010042


                       One Valley Bancorp, Inc.
         (Exact name of registrant as specified in its charter)


   West Virginia                                           55-0609408
State or other jurisdiction                              (I.R.S Employer
Of incorporation or organization                        Identification No.)

               One Valley Square, Charleston, West Virginia  25326
                    (Address of principal executive offices)
                                 (Zip Code)


                               (304) 348-7000
               (Registrant's telephone number, including area code)


                                Not applicable                 _
      (Former name, address, and fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    No

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998 was:


           Common Stock, $10.00 par value -32,815,308 shares

                          One Valley Bancorp, Inc.

                       Part I.  Financial Information

Item 1.   Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December
31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1997.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                              June 30      December 31      June 30
                                                                                1998          1997           1997
ASSETS
Cash and Due From Banks                                                       $155,574       $127,012      $153,515
Interest Bearing Deposits With Other Banks                                       1,990          2,162        10,964
Federal Funds Sold                                                              47,042         20,310        23,875
                                                                            ----------     ----------    ----------
   Cash and Cash Equivalents                                                   204,606        149,484       188,354
Securities
   Available-for-Sale, at fair value                                         1,386,666      1,216,749     1,179,412
   Held-to-Maturity (Estimated Fair Value,
   June 30, 1998 - $247,966; December 31, 1997 - $355,820;
   June 30, 1997 -  $320,454)                                                  241,600        352,272       321,242
Loans
   Total Loans                                                               3,674,682      3,302,536     3,180,089
   Less: Allowance For Loan Losses                                              48,907         45,048        44,377
                                                                            ----------     ----------    ----------
   Net Loans                                                                 3,625,775      3,257,488     3,135,712
Premises & Equipment - Net                                                      97,645         90,397        90,518
Other Assets                                                                   131,773         95,096        90,241
                                                                            ----------     ----------    ----------
   Total Assets                                                             $5,688,065     $5,161,486    $5,005,479
                                                                            ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                       $541,430       $465,227      $452,152
   Interest Bearing                                                          3,706,848      3,468,947     3,433,564
                                                                            ----------     ----------    ----------
   Total Deposits                                                            4,248,278      3,934,174     3,885,716
Short-term Borrowings
   Federal Funds Purchased                                                      29,671         22,581        40,375
   Repurchase Agreements and Other Borrowings                                  757,031        600,899       494,298
                                                                            ----------     ----------    ----------
   Total Short-term Borrowings                                                 786,702        623,480       534,673
Long-term Borrowings                                                            41,862         48,875        57,880
Other Liabilities                                                               59,201         51,307        44,942
                                                                            ----------     ----------    ----------
   Total Liabilities                                                         5,136,043      4,657,836     4,523,211
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                0              0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 37,162,154 shares at June 30, 1998;
      36,330,605 shares at December 31, 1997;
      29,904,783  shares at June 30, 1997                                      371,622        363,306       299,048
   Capital Surplus                                                              91,569         71,782        71,663
   Retained Earnings                                                           178,331        157,730       199,183
   Accumulated Other Comprehensive Income                                        5,595          5,927         1,715
   Treasury Stock - 4,346,846 shares at June 30, 1998
      and December 31, 1997; 3,357,397 shares
      at June 30, 1997; at cost                                                (95,095)       (95,095)      (89,341)
                                                                            ----------     ----------    ----------
      Total Shareholders' Equity                                               552,022        503,650       482,268
                                                                            ----------     ----------    ----------
      Total Liabilities and Shareholders' Equity                            $5,688,065     $5,161,486    $5,005,479
                                                                            ==========     ==========    ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                  For The Three Months          For The Six Months
                                                                     Ended June 30                Ended June 30
                                                                   1998          1997           1998          1997
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                    $77,370       $68,705       $150,499      $135,770
      Tax-Exempt                                                    $675          $747          1,355         1,488
                                                                --------      --------       --------      --------
            Total                                                $78,045        69,452        151,854       137,258
   Interest on Investment Securities
      Taxable                                                     22,767        20,638         45,729        41,034
      Tax-Exempt                                                   2,997         3,015          6,121         5,998
                                                                --------      --------       --------      --------
            Total                                                 25,764        23,653         51,850        47,032
   Other Interest Income                                             481           375            672           847
                                                                --------      --------       --------      --------
            Total Interest Income                                104,290        93,480        204,376       185,137
INTEREST EXPENSE
   Deposits                                                       39,522        36,779         77,960        72,443
   Short-term Borrowings                                           9,150         5,716         18,120        11,470
   Long-term Borrowings                                              700           904          1,405         1,663
                                                                --------      --------       --------      --------
      Total Interest Expense                                      49,372        43,399         97,485        85,576
                                                                --------      --------      ---------      --------
Net Interest Income                                               54,918        50,081        106,891        99,561
Provision For Loan Losses                                          2,294         1,834          4,888         3,292
                                                                --------      --------       --------      --------
Net Interest Income
   After Provision For Loan Losses                                 52624         48247        102,003        96,269
OTHER INCOME
   Trust Department Income                                         3,070         2,681          5,960         5,176
   Service Charges on Deposit Accounts                             4,868         3,839          9,036         7,525
   Real Estate Loan Processing & Servicing Fees                    2,109         1,429          4,011         2,773
   Other Service Charges and Fees                                  3,331         2,678          6,440         5,246
   Other Operating Income                                          1,039           976          2,777         2,108
   Securities Transactions                                           186           192            723           147
                                                                --------      --------       --------      --------
      Total Other Income                                          14,603        11,795         28,947        22,975
OTHER EXPENSES
   Salaries and Employee Benefits                                 19,423        18,031         38,754        36,326
   Occupancy Expense - Net                                         2,065         1,755          3,944         3,550
   Equipment Expenses                                              2,858         2,291          5,539         4,503
   Outside Data Processing                                         2,893         2,124          5,194         4,109
   Other Operating Expenses                                       12,922        10,489         24,997        20,544
                                                                --------      --------       --------      --------
      Total Other Expenses                                        40,161        34,690         78,428        69,032
                                                                --------      --------       --------      --------
Income Before Taxes                                               27,066        25,352         52,522        50,212
Applicable Income Taxes                                            9,047         8,672         17,992        17,167
                                                                --------      --------       --------      --------
NET INCOME                                                       $18,019       $16,680        $34,530       $33,045
                                                                ========      ========       ========      ========
NET INCOME PER SHARE
   Basic                                                           $0.55         $0.52          $1.07         $1.03
   Diluted                                                          0.54          0.51          $1.05         $1.01
Average Shares Outstanding (in thousands)
   Basic                                                         $32,754       $31,921         32,298        32,061
   Diluted                                                       $33,434       $32,609         32,997        32,751


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)


                                                                                                             Accumulated
                                                                                                                Other
                                                      Common        Capital       Retained      Treasury    Comprehensive
                                                       Stock        Surplus       Earnings        Stock        Income       Total
Balance December 31, 1997                             $363,306       $71,782       $157,730      ($95,095)      $5,927     $503,650
Six Months Ended June 30, 1998
   Comprehensive Income:
      Net Income                                             0             0         34,530             0            0       34,530
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                                0             0              0             0          102          102
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                     0             0              0             0         (434)        (434)
                                                                                                                           --------
      Other Comprehensive Income                                                                                               (332)
                                                                                                                           --------
   Comprehensive Income                                                                                                      34,198
   Cash Dividends ($.42 per share)                                                  (13,929)                                (13,929)
   FFVA Treasury Shares Reissued                         7,087        19,274              0             0            0       26,361
   Stock Options Exercised                               1,229           513              0             0            0        1,742
                                                      --------      --------       --------      --------     --------     --------
Balance June 30, 1998                                 $371,622       $91,569       $178,331      ($95,095)      $5,595     $552,022
                                                      ========      ========       ========      ========     ========     ========


Balance December 31, 1996                             $298,504       $66,641       $183,226      ($67,378)      $2,065     $483,058
Six Months Ended June 30, 1997
   Comprehensive Income:
      Net Income                                             0             0         33,045             0            0       33,045
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                                0             0              0             0         (262)        (262)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                     0             0              0             0          (88)         (88)
                                                                                                                           --------
      Other Comprehensive Income                                                                                               (350)
                                                                                                                           --------
   Comprehensive Income                                                                                                      32,695
   Cash Dividends ($.38 per share)                           0             0        (11,485)            0            0      (11,485)
   FFVA Repurchase of Common Stock                      (1,806)        3,650         (5,603)            0            0       (3,759)
   Treasury Shares Purchased                                 0             0              0       (21,963)           0      (21,963)
   Stock Options Exercised                               2,350         1,372              0             0            0        3,722
                                                      --------      --------       --------      --------     --------     --------
Balance June 30, 1997                                 $299,048       $71,663       $199,183      ($89,341)      $1,715     $482,268
                                                      ========      ========       ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                               For The Six Months
                                                                                 Ended June 30
                                                                               1998          1997
OPERATING ACTIVITIES
   Net Income                                                                  $34,530        $33,045
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                               4,888          3,292
         Depreciation                                                            4,939          4,188
         Amortization and Accretion                                              2,728          1,895
         Net Gain From Sales of Assets                                            (723)           (93)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                         (3,394)        (1,337)
            Accrued Interest Payable                                            (1,525)           621
            Other Assets and Other Liabilities                                  14,465         (3,963)
                                                                              --------       --------
            Net Cash Provided by Operating Activities                           55,908         37,648

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                         32,482         32,974
   Proceeds From Maturities of Securities Available for Sale                   235,512        156,728
   Proceeds From Maturities of Securities Held to Maturity                      22,308          8,090
   Purchases of Securities Available for Sale                                 (330,719)      (310,866)
   Purchases of Securities Held to Maturity                                    (19,620)       (25,915)
   Net Increase In Loans                                                      (248,369)       (46,825)
   Acquisition of Branches, Net of Cash Received                               111,920              0
   Purchases of Premises and Equipment                                          (5,571)        (4,327)
                                                                              --------       --------
            Net Cash Used in Investing Activities                             (202,057)      (190,141)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits           30,888         81,237
   Net Increase in Federal Funds Purchased                                       7,090         23,097
   Net Increase in Other Short-term Borrowings                                 156,132         79,502
   Proceeds From Long-term Borrowings                                                0         25,000
   Repayment of Long-term Debt                                                  (7,013)        (2,012)
   Proceeds From Issuance of Common Stock                                       28,103          3,722
   Repurchase of FFVA Common Stock                                                   0         (3,759)
   Purchase of Treasury Stock                                                        0        (21,963)
   Dividends Paid                                                              (13,929)       (11,485)
                                                                              --------       --------
            Net Cash Provided by Financing Activities                          201,271        173,339
                                                                              --------       --------
Increase in Cash and Cash Equivalents                                           55,122         20,846

Cash And Cash Equivalents at Beginning of Year                                 149,484        167,508
                                                                              --------       --------
Cash And Cash Equivalents, June 30                                            $204,606       $188,354
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

Note B - Accounting Change

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS
128) which supercedes APB Opinion No. 15, "Earnings Per Share" (APB 15). Statement No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 requires the reporting of basic and diluted net income per common share. Basic net income per common share excludes any dilutive effects of stock ptions and is computed by dividing net income by the average common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 680,000 and 688,000 for the second quarter of 1998 and 1997 respectively, while the effect was 699,000 and 690,000 for the six months ended June 30, 1998 and 1997, respectively. Net income per common share amounts for all periods presented have been restated to conform to Statement 128.

As of January 1, 1998, the One Valley adopted Financial Accounting Standards Board (FASB) Statement 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on One Valley's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the One Valley's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. During the second quarter of 1998 and 1997, total comprehensive income amounted to $17,418 and $21,333, respectively.


As of January 1, 1998, One Valley adopted the provision of FASB Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which had been delayed by FASB statement 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement 125, an Amendment of FASB Statement 125." The effect of adopting the additional provisions of Statement 125, as amended by Statement 127, had no material impact on One Valley's financial position or results of operations.

Note C - Merger

At the close of business on March 30, 1998, One Valley acquired all of the outstanding stock of FFVA Financial Corporation, in exchange for 5,518,668 shares of One Valley common stock. This combination was accounted for as a pooling-of-interests. Accordingly, all prior period financial information has been restated to reflect the merger of the two companies as though they had always been combined.

At the close of business on August 7, 1998, One Valley acquired all of the outstanding stock of Summit Bankshares, Inc., headquartered in Raphine, Virginia. One Valley will exchange 1.36 shares of One Valley's common stock for each share of Summit Bankshares' common stock outstanding. It is anticipated that this combination will be accounted for as a pooling-of-interests

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

June 30, 1998


INTRODUCTION AND SUMMARY

       Net income for the second quarter of 1998 totaled $18.0 million, an 8.0% increase from the $16.7 million earned in the same quarter of 1997. On a per share basis, basic net income per share increased by 5.8% to $0.55 from the $0.52 earned in the second quarter of 1997. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income which more than offset the increase in non-interest expense. Prior period per share information has been adjusted for a 5 for 4 stock split declared in August 1997.

       Net income for the first six months of 1998 totaled $34.5 million, a 4.5% increase over the first six months of 1997. Basic net income per share for the six-month period was $1.07, a 3.9% increase from the $1.03 reported for the first six months of 1997. First quarter 1998 earnings were lowered by approximately $0.03 per share due to the impact of one-time charges connected with the acquisition of FFVA Financial Corporation in Lynchburg, Virginia.

       Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.26% for the first six months of 1998, a decrease from the 1.35% earned during the same period of 1997. Return on average equity (ROE) also decreased to 12.98% from the 13.65% reported for the second quarter of 1997. The decline in ROA and ROE was primarily the result of merger related expenses incurred during the first quarter of 1998 as more fully explained below.

       The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1998. This discussion should be read in conjunction with the 1997 Annual Report to Shareholders and the other financial information included in this report.

Acquisitions

       At the close of business on February 19, 1998, One Valley acquired fifteen branches in central Virginia. Through this purchase One Valley acquired $124.9 million in loans and $283.2 million in deposits. This transaction was treated as a purchase and accordingly, the balances and results of the operations of the branches are included in the financial statements of One Valley only from the date of purchase. Also, at the close of business on March 30, 1998, One Valley Bancorp merged with FFVA Financial Corporation a $580.0 million bank headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 1.05 shares of One Valley Bancorp stock for each share of FFVA Financial common stock outstanding. The combination was accounted for as a pooling-of-interests and as a result, all prior financial results have been restated and reported on a combined basis.

RESULTS OF OPERATIONS

Net Interest Income

       Net interest income for the six months ended June 30, 1998, was $110.9 million on a fully tax-equivalent basis, a 7.1% increase over the $103.6 million earned during the same period in 1997. This increase is largely due to a $357.0 million or 11.4% increase in average total loans and a $202.2 million or 14.0% increase in average securities during the first six-month comparison. In total, average earning assets increased by $546.4 million or 12.0% in the first six months of 1998 over the same period in 1997, while average interest bearing liabilities increased by $468.5 million or 11.8% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately one-third of the growth in average earning assets was attributable to the purchase of the fifteen branches from the Wachovia Corporation.

       As shown in the consolidated average balance sheets (page 17), the yield on earning assets declined to 8.18% for the first six months of 1998 from 8.33% earned during the same period in 1997. During the same period, the cost of interest bearing liabilities increased eight basis points to 4.45% from last year's 4.37% level. The increase in cost of funds has resulted from a combination of changes in the mix of interest-bearing liabilities including a higher level of short-term borrowed funds, as well as a higher cost to attract customer deposits in an increasingly competitive market. Additional discussion of the changes in balance sheet mix is included later in this report. With the lower yield earned on earning assets and the higher cost of interest bearing liabilities, the net interest margin decreased to 4.34% during the first six months of 1998, from the 4.55% during the first six months of 1997. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slight negative influence on net interest income; whereas, a sharp decline in rates would have a slight positive influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

       The provision for loan losses was $4.9 million for the six months ended June 30, 1998, a $1.6 million increase from the provision made during the same period of 1997. As a percentage of average total loans, the provision for loan losses through the first six months of 1998 was 0.28% on an annualized basis, compared with 0.21% for the same period of 1997. The increase in the provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses and to provide for the increase in the portfolio as a result of the loans acquired through the fifteen-branches purchased in February 1998. Net charge-offs as a percentage of average total loans in the first six months of 1998 decreased to 0.17% on an annualized basis, down from an annualized 0.25% during the same period in 1997, and from the 0.24% charge-off ratio for the full year of 1997. The decrease is primarily due to a lower volume of consumer installment charge-offs.

       Total non-performing assets at June 30, 1998, were 0.28% of period-end loans, down from the 0.30% at December 31, 1997 and 0.36% at June 30, 1997. on-accrual loans totaled $8.4 million at June 30, 1997, $1.5 million or 14.8% below last year's level resulting in a decline in total non-performing assets from the level one year ago. The allowance for loan losses is sufficient to absorb nearly five times the amount of those non-performing assets. At June 30, 1998, loans past due over 90 days were 0.16% of outstanding loans, down from the 0.19% at year-end 1997 and down slightly from the 0.17% at June 30, An analysis of the allowance for loan losses and non-performing assets is included on page 16.

       As a result of the growth in the loan portfolio combined with its continued good credit quality, the allowance for loan losses has declined slightly in relationship to total outstanding loans since year-end. At June 30, 1998, the allowance was 1.33% of outstanding loans, compared with the
1.36% at year-end and 1.40% at one-year ago.   In management's opinion, the
allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio.

Non-Interest Income and Expense

       The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first six months of 1998 was 1.96%, down from 2.08% during all of 1997 and the 2.02% for the first six months of 1997. This improvement in the net overhead ratio during the last six months of 1998 is a result of growth in average earning assets with a moderate increase in net overhead over the same period in 1997. Average earning assets increased 12.0% in the first six months of 1998 when compared with the same period in 1997, whereas, net overhead increased by 8.7% during the same period. The increase in net overhead is primarily due to the operations of the fifteen branches purchased and expenses related to the FFVA merger.

       Total non-interest income excluding securities transactions was $28.2 million through the first six months of 1998, up 23.6% from the $22.8 million non-interest income earned during the same period in 1997. Trust income increased by 15.2% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 20.1% in the first six-month comparison mainly due to a higher level of customer activity. Real estate loan processing and service fees increased by 44.6% when compared to the first six months of 1997 due to a higher level of residential mortgage loans sold in the secondary market, as customer refinancing activity increased substantially in 1998 due to the interest rate environment. Other service charges and fees increased by 22.8% over the first six months of 1997, primarily due to increases in credit/debit card activity and other banking services provided to customers. Other operating income increased by 31.7% primarily due to additional income received from certain loan payoffs and the income received during the first quarter from the final payment on the sale of One Valley's Corporate Trust business.

       Total non-interest expense was $78.4 million during the six months ended June 30, 1998, a 13.6% increase from the $69.0 million during the same period in 1997, largely due to the operations of the fifteen branches acquired during the first quarter and the one time expenses related to the acquisition of FFVA. Staff costs increased by 6.7% from the level one-year ago primarily due to the additional staff from the new branches and normal salary and benefit increases. Occupancy expense increased by 11.1% from the same period last year primarily due to the increased facilities cost related to the fifteen new branches. Equipment expenses increased 23.0% from last year's level primarily due to higher maintenance and depreciation costs related to technology upgrades that occurred in 1997 and are continuing in 1998. Outside data processing expense increased by 26.4% from the same period in 1997. This increase is due to conversion and processing costs associated with the expansion of operations in Virginia and the processing costs related to the increased activity in the Visa Checkcard and ATM product. Other operating expenses increased by $4.5 million or 21.7% in the first six months of 1998. One fourth ($1.1 million) of the increase was directly related to one-time charges for investment banking and legal fees related to the FFVA merger. The remainder was primarily due to increases in advertising expense and other expenses associated with the operations of the fifteen new branches.

       Income tax expense increased by $0.8 million, or 4.8%, for the first six months of 1998 compared with the same period in 1997. The increase in taxes is primarily a result of the 2.4% growth in pretax earnings and expenses related to the FFVA merger. One Valley's effective income tax rate for the first six months of 1998 was 34.3% compared to 34.2% during the first six months of 1997.

FINANCIAL CONDITION

Asset Structure

       Total loans at June 30, 1998, exceeded June 30, 1997, levels by 15.6% or $494.6 million. Since year-end 1997, total loans have increased by 11.3% or $372.1 million. The consolidated loan-to-deposit ratio has increased to 86.50% at June 30, 1998, compared to 81.84% at June 30, 1997. Approximately $124.9 million in loans were acquired through the fifteen branches purchased during the first quarter of 1998. The increase in total loans is primarily in commercial revolving lines of credit, commercial real estate loans, and one-to-four family mortgage loans.

       Investment portfolio assets increased $59.2 million or 3.8% from the level at year-end and by $127.6 million or 8.5% from the level one-year ago. One Valley acquired approximately $108.2 million of investable funds through the Wachovia branch purchase. These funds were primarily invested in government agency and mortgage backed securities. These investment decisions were made in accordance with One Valley's asset/liability strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company.

       Securities designated as available-for-sale at June 30, 1998, had a historical cost of $1.4 billion, with an unrealized gain of approximately $9.3 million. This unrealized gain increased shareholders' equity by $5.6 million, net of $3.7 million in deferred income taxes. At year-end December 31, 1997, and June
30, 1997, securities available-for-sale had a historical cost of $1.21 billion and $1.17 billion, with an unrealized gain of approximately $9.7 million at year-end, and an unrealized gain of approximately $2.7 million at June 30, 1997. The unrealized gains increased shareholders' equity by $5.9 million and $1.7 million, net of $3.8 and $1.0 million in deferred income taxes, respectively.

     On March 30, 1998, in accordance with the provisions in FAS
Statement 115, One Valley reclassified as available-for-sale approximately $96.2 million of investments that were previously categorized as held-to-maturity by FFVA. The reclassification enabled One Valley to incorporate FFVA's investment portfolio into its own investment policy and assest/liability management strategies. At the date of transfer, these securities had a carrying value of $95.3 million with an unrealized gain of approximately $0.9 million.

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

       In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 17), average tax-exempt securities in the first six months of 1998 increased by 3.9% or $8.7 million over the average during the first six months of 1997.
One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

       Federal funds sold at June 30, 1998, were $47.0 million, up $26.7 million from year-end and up $23.2 million from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

       Total deposits at June 30, 1998, increased by $314.1 million or 8.0% from the level at year-end and $362.6 million or 9.3% since June 30, 1997. Approximately $283.2 million of the increase in total deposits was attributable to the fifteen new branches purchased during the first quarter of 1998. Over the past few years' growth in banking deposits has been modest. Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the new branches, has been in money market and valley index accounts. The average rate paid on interest bearing deposits was 4.29% in the first six months of 1998, down from the 4.31% average rate paid for all of 1997, and slightly up from the 4.28% average rate paid in the first six months of 1997. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley operates a fully licensed NASD Broker/Dealer subsidiary and continues to expand other product lines.

       Total short-term borrowings increased by $163.2 million or 26.2% from the year-end level, and increased $252.0 million or 47.1% from the level at June 30, 1997. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings has been used to fund the loan growth and the higher level of investment portfolio assets as planned under One Valley's asset/liability management program.

       Long-term borrowings decreased $16.0 million or 27.7% since June 30, 1997, primarily as a result of payments on long-term advances from the Federal Home Loan Bank (FHLB). As a result, One Valley now has $41.9 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to six years. In 1998 maturities of these borrowings include $5.0 million in the third quarter, and $2.0 million in the fourth quarter while approximately $2.0 million will mature in 1999.

Capital Structure and Liquidity

       One Valley's equity-to-asset ratio was 9.7% at June 30, 1998, down from the 9.8% at December 31, 1997 and up slightly from the 9.6% at June 30, 1997. One Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing long-term profitability and shareholder value. One Valley's cash dividend, totaling $0.21 per share for the second quarter of 1998, was up 10.5% over the $0.19 per share dividend during the same period in 1997. One Valley's dividend policy coupled with the continued growth in net income demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at June 30, 1998 was 15.15%, well above the 8.0% required, while its Tier I capital ratio was 13.90%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.67% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

       In order to account for the FFVA merger under the pooling-of-interests method of accounting, FFVA Corporation reissued 675,000 treasury shares in a private placement offering. As a result, approximately $26.4 million of additional equity was raised in the first quarter of 1998.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                  For The Three Months         For The Six Months
                                                                     Ended June 30               Ended June 30
                                                                     1998         1997         1998         1997
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                                    $47,871      $45,308      $45,048      $45,055
   Loan Losses                                                       1,730        3,177        3,982        4,879
   Loan Recoveries                                                     472          412          981          909
                                                                   -------      -------      -------      -------
      Net Charge-offs                                                1,258        2,765        3,001        3,970
   Balance of Acquired Subsidiary                                        0            0        1,972            0
   Provision For Loan Losses                                         2,294        1,834        4,888        3,292
                                                                   -------      -------      -------      -------
   Balance, End of Period                                          $48,907      $44,377      $48,907      $44,377
                                                                   =======      =======      =======      =======

Total Loans, End of Period                                                                $3,674,682   $3,180,089
Allowance For Loan Losses As a % of Total Loans                                                 1.33         1.40
                                                                                          ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                          $8,387       $9,845
   Foreclosed Properties                                                                       1,798        1,701
                                                                                             -------      -------
   Total Non-Performing Assets                                                               $10,185      $11,546
                                                                                             =======      =======

Non-Performing Assets As a % of Total Loans                                                     0.28         0.36

Loans Past Due Over 90 Days                                                                   $5,864       $5,512
Loans Past Due Over 90 Days As a % of Total Loans                                               0.16         0.17

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                          Three Months Ended June 30                            Six Months Ended June 30
                                        1998                       1997                       1998                    1997
                                   Amount   Yield/Rate        Amount   Yield/Rate         Amount Yield/Rate     Amount   Yield/Rate
                                                 (pct.)                    (pct.)                    (pct.)                   (pct.)
ASSETS
Loans
   Taxable                         $3,550,720     8.73        $3,107,443    8.86        $3,451,938    8.77        $3,093,278   8.82
   Tax-Exempt                         $42,676     9.76           $42,256   10.91            42,858    9.81            44,509  10.37
                                   ----------                 ----------                ----------                ----------
      Total                         3,593,396     8.74         3,149,699    8.89         3,494,796    8.78         3,137,787   8.87
   Less: Allowance for Losses          48,754                     45,426                    47,497                    45,382
                                   ----------                 ----------                ----------                ----------
      Net Loans                     3,544,642     8.86         3,104,273    9.02         3,447,299    8.90         3,092,405   9.00
Securities
   Taxable                          1,419,604     6.42         1,225,646    6.74         1,409,578    6.49         1,216,092   6.75
   Tax-Exempt                         230,284     8.01           226,797    8.18           233,942    8.05           225,223   8.19
                                   ----------                 ----------                ----------                ----------
      Total                         1,649,888     6.64         1,452,443    6.96         1,643,520    6.71         1,441,315   6.97
Federal Funds Sold & Other             32,613     5.92            27,958    5.38            23,275    5.82            33,955   5.03
                                   ----------                 ----------                ----------                ----------
   Total Earning Assets             5,227,143     8.14         4,584,674    8.34         5,114,094    8.18         4,567,675   8.33
Other Assets                          363,973                    333,604                   353,598                   315,539
                                   ----------                 ----------                ----------                ----------
   Total Assets                    $5,591,116                 $4,918,278                $5,467,692                $4,883,214
                                   ==========                 ==========                ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                        $3,728,470     4.25        $3,425,875    4.31        $3,662,521    4.29        $3,411,683   4.28
   Short-term Borrowings             $723,519     5.07          $486,795    4.71           707,150    5.17           481,750   4.80
   Long-term Borrowings               $46,761     6.00           $59,400    6.10            46,908    6.04            54,671   6.13
                                   ----------                 ----------                ----------                ----------
      Total Interest
         Bearing Liabilities        4,498,750     4.40         3,972,070    4.38         4,416,579    4.45         3,948,104   4.37
Non-interest Bearing Deposits         499,195                    411,188                   472,263                   402,430
Other Liabilities                      45,963                     49,713                    46,826                    48,485
                                   ----------                 ----------                ----------                ----------
   Total Liabilities                5,043,908                  4,432,971                 4,935,668                 4,399,019
Shareholders' Equity                  547,208                    485,307                   532,024                   484,195
                                   ----------                 ----------                ----------                ----------
   Total Liabilities & Equity      $5,591,116                 $4,918,278                $5,467,692                $4,883,214
                                   ==========                 ==========                ==========                ==========

Interest Income To Earning Assets                 8.14                      8.34                      8.18                     8.33
Interest Expense To Earning Assets                3.79                      3.80                      3.84                     3.78
                                                ------                    ------                    ------                   ------
Net Interest Margin                               4.35                      4.54                      4.34                     4.55
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


                            One Valley Bancorp, Inc.

                           Part II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.


The Regular Annual Meeting of Shareholders of One Valley was held on April 28, 1998. At that meeting the matters set forth below were voted upon. The number votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

1.    Election of Directors
                                                               Withheld &
      Nominee               For               Against          Absentions
      Barroner           22,559,969              0               85,187
      Brown              22,566,875              0               77,568
      Chilton            22,573,216              0               75,768
      Evans, Jr.         22,572,386              0               76,925
      Goodwin            22,570,624              0               78,034
      Payne              22,572,386              0               76,925
      Robinson           22,560,897              0               88,414


2. Approve Selection of Auditors

                                                               Withheld &
      Nominee               For               Against          Abstentions
Ernst & Young LLP        22,587,498           21,894             38,489

One Valley Bancorp, Inc.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 10-Q

     a)  Exhibits

          3. (i)   Restated Articles of Incorporation of One Valley as amended.
             (ii)  By-laws of One Valley, as amended.
         27.       Financial Data Schedule - electronic filing only.

     b)  Reports on Form 8-K

          1. May 26, 1998 - One Valley Bancorp, Inc. announced the thirty-day operating results for One Valley Bancorp and FFVA Financial Corporation.
          2. June 17, 1998 - One Valley Bancorp, Inc. announced the Management's Discussion and Analysis of Financial Condition and Results of Operations restated to reflect the merger of One Valley Bancorp, Inc., and FFVA Financial Corporation.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  One Valley Bancorp, Inc.

DATE August 14, 1998

                                  BY  /s/ Laurance G. Jones
                                          Laurance G. Jones
                                          Executive Vice President and
                                            Chief Financial Officer


                                  BY  /s/ James A. Winter
                                          James A. Winter
                                          Senior Vice President and
                                            Chief Accounting Officer