Form 10-Q
period 1998-09-30
ONE VALLEY BANCORP INC
filed 1998-11-13
CIK 351616

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


             [?]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1998

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998 was:


           Common Stock, $10.00 par value -34,715,450 shares

One Valley Bancorp, Inc.

Part I.                  Financial Information

Item 1.    Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 9 - 22 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                               September 30    December 31   September 30
                                                                    1998           1997          1997
ASSETS
Cash and Due From Banks                                           $144,495       $127,012      $145,140
Interest Bearing Deposits With Other Banks                           4,843          2,162         5,783
Federal Funds Sold                                                  47,951         20,310        49,475
                                                                ----------     ----------    ----------
   Cash and Cash Equivalents                                       197,289        149,484       200,398
Securities
   Available-for-Sale, at fair value                             1,320,845      1,216,749     1,177,818
   Held-to-Maturity (Estimated Fair Value,
   September 30, 1998 - $264,816; December 31, 1997 -
   $355,820; September 30, 1997 -  $341,337)                       255,264        352,272       334,558
Loans
   Total Loans                                                   3,902,448      3,302,536     3,227,413
   Less: Allowance For Loan Losses                                  51,826         45,048        45,040
                                                                ----------     ----------    ----------
   Net Loans                                                     3,850,622      3,257,488     3,182,373
Premises & Equipment - Net                                         101,781         90,397        90,376
Other Assets                                                       130,621         95,096        88,312
                                                                ----------     ----------    ----------
   Total Assets                                                 $5,856,422     $5,161,486    $5,073,835
                                                                ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                           $538,451       $465,227      $422,162
   Interest Bearing                                              3,895,150      3,468,947     3,458,192
                                                                ----------     ----------    ----------
   Total Deposits                                                4,433,601      3,934,174     3,880,354
Short-term Borrowings
   Federal Funds Purchased                                          42,925         22,581        54,750
   Repurchase Agreements and Other Borrowings                      697,391        600,899       540,191
                                                                ----------     ----------    ----------
   Total Short-term Borrowings                                     740,316        623,480       594,941
Long-term Borrowings                                                37,084         48,875        53,877
Other Liabilities                                                   56,897         51,307        48,809
                                                                ----------     ----------    ----------
   Total Liabilities                                             5,267,898      4,657,836     4,577,981
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                    0              0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 39,062,296 shares at September 30, 1998;
      36,330,605 shares at December 31, 1997;
      36,228,395 shares at September 30, 1997                      390,623        363,306       362,284
   Capital Surplus                                                  94,019         71,782        71,834
   Retained Earnings                                               189,425        157,730       146,658
   Accumulated Other Comprehensive Income                            9,552          5,927         4,929
   Treasury Stock - 4,346,846 shares at September 30, 1998
      and December 31, 1997; 4,211,746 shares
      at September 30, 1997; at cost                               (95,095)       (95,095)      (89,851)
                                                                ----------     ----------    ----------
      Total Shareholders' Equity                                   588,524        503,650       495,854
                                                                ----------     ----------    ----------
      Total Liabilities and Shareholders' Equity                $5,856,422     $5,161,486    $5,073,835
                                                                ==========     ==========    ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                    For The Three Months        For The Nine Months
                                                                     Ended September 30          Ended September 30
                                                                     1998          1997          1998         1997
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                      $82,050        $70,020      $232,549     $205,790
      Tax-Exempt                                                       675            765         2,030        2,253
                                                                   -------       --------      --------     --------
            Total                                                   82,725         70,785       234,579      208,043
   Interest on Investment Securities
      Taxable                                                       21,897         21,155        67,626       62,189
      Tax-Exempt                                                     3,118          2,990         9,239        8,988
                                                                  --------       --------      --------     --------
            Total                                                   25,015         24,145        76,865       71,177
   Other Interest Income                                               497            452         1,169        1,299
                                                                  --------       --------      --------     --------
            Total Interest Income                                  108,237         95,382       312,613      280,519
INTEREST EXPENSE
   Deposits                                                         41,356         37,713       119,316      110,156
   Short-term Borrowings                                             9,681          6,756        27,801       18,226
   Long-term Borrowings                                                632            880         2,037        2,543
                                                                  --------       --------      --------     --------
      Total Interest Expense                                        51,669         45,349       149,154      130,925
                                                                  --------       --------      --------     --------
Net Interest Income                                                 56,568         50,033       163,459      149,594
Provision For Loan Losses                                            2,593          1,999         7,481        5,291
                                                                  --------       --------      --------     --------
Net Interest Income
   After Provision For Loan Losses                                  53,975         48,034       155,978      144,303
OTHER INCOME
   Trust Department Income                                           2,762          2,557         8,722        7,733
   Service Charges on Deposit Accounts                               5,051          3,834        14,087       11,359
   Real Estate Loan Processing & Servicing Fees                      2,289          1,508         6,300        4,281
   Other Service Charges and Fees                                    3,796          2,774        10,236        8,020
   Other Operating Income                                            1,163          1,818         3,940        3,926
   Securities Transactions                                             266            230           989          377
                                                                  --------       --------      --------     --------
      Total Other Income                                            15,327         12,721        44,274       35,696
OTHER EXPENSES
   Salaries and Employee Benefits                                   20,189         18,223        58,943       54,549
   Occupancy Expense - Net                                           2,161          1,872         6,105        5,422
   Equipment Expenses                                                2,955          2,348         8,494        6,851
   Outside Data Processing                                           2,333          1,995         7,527        6,104
   Other Operating Expenses                                         13,270         10,869        38,267       31,413
                                                                  --------       --------      --------     --------
      Total Other Expenses                                          40,908         35,307       119,336      104,339
                                                                  --------       --------      --------     --------
Income Before Taxes                                                 28,394         25,448        80,916       75,660
Applicable Income Taxes                                              9,409          8,709        27,401       25,876
                                                                  --------       --------      --------     --------
NET INCOME                                                         $18,985        $16,739       $53,515      $49,784
                                                                  ========       ========      ========     ========
NET INCOME PER SHARE
   Basic                                                           $  0.56        $  0.53       $  1.63      $  1.56
   Diluted                                                         $  0.55        $  0.51       $  1.60      $  1.52
Average Shares Outstanding (in thousands)
   Basic                                                            34,058         31,799        32,891       31,973
   Diluted                                                          34,635         32,504        33,513       32,668


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                           Accumulated
                                                                                                              Other
                                                     Common        Capital       Retained      Treasury   Comprehensive
                                                      Stock        Surplus       Earnings        Stock        Income      Total
Balance December 31, 1997                           $363,306       $71,782       $157,730      ($95,095)      $5,927     $503,650
Nine Months Ended September 30, 1998
   Comprehensive Income:
      Net Income                                           0             0         53,515             0            0       53,515
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
           Available-For-Sale Securities Arising
            During The Period                              0             0              0             0        4,218        4,218
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0         (593)        (593)
                                                                                                                         --------
      Other Comprehensive Income                                                                                            3,625
                                                                                                                         --------
   Comprehensive Income                                                                                                    57,140
   Cash Dividends ($.66 per share)                                                (21,820)                                (21,820)
   FFVA Treasury Shares Reissued                       7,087        19,274              0             0            0       26,361
   Issuance of common stock (1,826,637)               18,264         2,260                                                 20,524
   Stock Options Exercised                             1,966           703              0             0            0        2,669
                                                    --------      --------       --------      --------     --------     --------
Balance September 30, 1998                          $390,623       $94,019       $189,425      ($95,095)      $9,552     $588,524
                                                    ========      ========       ========      ========     ========     ========


Balance December 31, 1996                           $298,504       $66,641       $183,226      ($67,378)      $2,065     $483,058
Nine Months Ended September 30, 1997
   Comprehensive Income:
      Net Income                                           0             0         49,784             0            0       49,784
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0        3,090        3,090
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0         (226)        (226)
                                                                                                                         --------
      Other Comprehensive Income                                                                                            2,864
                                                                                                                         --------
   Comprehensive Income                                                                                                    52,648
   Cash Dividends ($.59 per share)                         0             0        (17,789)            0            0      (17,789)
   Five for Four Stock Split                          62,960                      (62,960)                                    -
   FFVA Repurchase of Common Stock                    (1,795)        3,652         (5,603)            0            0       (3,746)
   Treasury Shares Purchased                               0             0              0       (22,473)           0      (22,473)
   Stock Options Exercised                             2,615         1,541              0             0            0        4,156
                                                    --------      --------       --------      --------     --------     --------
Balance September 30, 1997                          $362,284       $71,834       $146,658      ($89,851)      $4,929     $495,854
                                                    ========      ========       ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                                   For The Nine Months
                                                                                   Ended September 30
                                                                                    1998          1997
OPERATING ACTIVITIES
   Net Income                                                                     $53,515       $49,784
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                                  7,481         5,291
         Depreciation                                                               7,611         6,473
         Amortization and Accretion                                                 4,330         2,792
         Net Gain From Sales of Assets                                               (989)         (363)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                            (2,220)         (694)
            Accrued Interest Payable                                               (2,671)        2,086
            Other Assets and Other Liabilities                                      9,572        (2,842)
                                                                                 --------      --------
            Net Cash Provided by Operating Activities                              76,629        62,527

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                            53,045        37,974
   Proceeds From Maturities of Securities Available for Sale                      391,849       238,639
   Proceeds From Maturities of Securities Held to Maturity                         25,062        24,470
   Purchases of Securities Available for Sale                                    (404,463)     (387,425)
   Purchases of Securities Held to Maturity                                       (21,567)      (59,178)
   Net Increase In Loans                                                         (328,241)      (95,004)
   Acquisition of Branches and Subsidiary, Net of Cash Received                   118,371             0
   Purchases of Premises and Equipment                                             (9,763)       (6,401)
                                                                                 --------      --------
            Net Cash Used in Investing Activities                                (175,707)     (246,925)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits              34,857        75,288
   Net Increase in Federal Funds Purchased                                         20,344        37,472
   Net Increase in Other Short-term Borrowings                                     96,492       121,395
   Proceeds From Long-term Borrowings                                                   0        25,000
   Repayment of Long-term Debt                                                    (12,018)       (2,015)
   Proceeds From Issuance of Common Stock                                          29,028         4,156
   Repurchase of FFVA Common Stock                                                      0        (3,746)
   Purchase of Treasury Stock                                                           0       (22,473)
   Dividends Paid                                                                 (21,820)      (17,789)
                                                                                 --------      --------
            Net Cash Provided by Financing Activities                             146,883       217,288
                                                                                 --------      --------
              Increase in Cash and Cash Equivalents                                47,805        32,890

Cash And Cash Equivalents at Beginning of Year                                    149,484       167,508
                                                                                 --------      --------
Cash And Cash Equivalents, September 30                                          $197,289      $200,398
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

Note B - Accounting Change

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (FAS 128) which supercedes APB Opinion No. 15, "Earnings Per Share" (APB 15). FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 requires the reporting of basic and diluted net income per common share. Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 577,000 and 705,000 for the third quarter of 1998 and 1997 respectively, while the effect was 622,000 and 695,000 for the nine months ended September 30, 1998 and 1997, respectively. Net income per common share amounts for all periods presented have been restated to conform to Statement 128.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement requires public companies to disclose certain information about reportable operating segments in complete sets of financial statements of the company and in interim condensed financial statements. However, the provision of this statement do not require the disclosure of segment information in interim financial statements in the initial year of application, therefore, no such disclosures are required herein. These disclosure requirements will have no effect on One Valley's financial position or results of operations.

As of January 1, 1998, the One Valley adopted FASB Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on One Valley's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the One Valley's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. During the third quarter of 1998 and 1997, total comprehensive income amounted to $22,942 and $19,953, respectively.

As of January 1, 1998, One Valley adopted the provision of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which had been delayed by FASB statement 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement 125, an Amendment of FASB Statement 125." The effect of adopting the additional provisions of Statement 125, as amended by Statement 127, had no material impact on One Valley's financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective for years beginning after June 15, 1999 and the impact of adopting this statement in year 2000 cannot be determined at this time.

Note C - Mergers and Acquisitions

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

At the close of business on August 7, 1998, One Valley acquired all of the outstanding stock of Summit Bankshares, Inc., in exchange for 1,826,637 shares of One Valley common stock. The transaction was accounted for as a pooling-of-interests. However, the balances and results of operations of Summit Bankshares have been included in the financial statements of One Valley only from the date of acquisition due to the relative size of Summit to One Valley.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1998


INTRODUCTION AND SUMMARY

      Net income for the third quarter of 1998 totaled $19.0 million, a 13.4% increase over the $16.7 million earned in the same quarter of 1997. On a per share basis, basic net income per share increased by 5.7% to $0.56 from the $0.53 earned in the third quarter of 1997. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income which more than offset the increase in non-interest expense.

      Net income for the first nine months of 1998 totaled $53.5 million, a 7.5% increase over the $49.8 million earned in the first nine months of 1997. On a per share basis, basic net income per share for the nine-month period was $1.63, a 4.5% increase from the $1.56 reported for the first nine months of 1997. First quarter 1998 earnings were lowered by approximately $0.03 per share due to the impact of one-time charges connected with the acquisition of FFVA Financial Corporation in Lynchburg, Virginia.

      Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.28% for the first nine months of 1998, a decrease from the 1.35% earned during the same period of 1997. Return on average equity (ROE) also decreased to 13.05% from the 13.64% reported for the third quarter of 1997. The decline in ROA and ROE was primarily the result of acquisition activity during 1998 as more fully explained below.

      The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1998. This discussion should be read in conjunction with the 1997 Annual Report to Shareholders and the other financial information included in this report.


Acquisitions

      At the close of business on February 19, 1998, One Valley acquired fifteen branches in central Virginia. Through this purchase One Valley acquired $124.9 million in loans and $283.2 million in deposits. This transaction was treated as a purchase and accordingly, the balances and results of the operations of the branches are included in the financial statements of One Valley only from the date of purchase. Also, at the close of business on March 30, 1998, One Valley Bancorp merged with FFVA Financial Corporation, a $580.0 million bank headquartered in Lynchburg, Virginia. Pursuant to the merger agreement, One Valley exchanged 1.05 shares of One Valley Bancorp stock for each share of FFVA Financial common stock outstanding. The combination was accounted for as a pooling-of-interests and as a result, all prior financial results have been restated and reported on a combined basis. In addition, on August 7, 1998, One Valley acquired Summit Bankshares, Inc. a $199.7 million bank holding company operating nine branches in Virginia with $148.7 million in total loans and $181.4 million in deposits. The transaction was accounted for as a pooling-of-interest. However, the balances and results of operations of Summit are included in the financial statements of One Valley only from the date of acquisition due to the relative size of Summit and One Valley.


RESULTS OF OPERATIONS

Net Interest Income

      Net interest income for the nine months ended September 30, 1998, was $169.5 million on a fully tax-equivalent basis, an 8.9% increase over the $155.6 million earned during the same period in 1997. This increase is largely due to a $444.8 million or 14.1% increase in average total loans and a $174.5 million or 12.0% increase in average securities during the first nine-month comparison. In total, average earning assets increased by $609.1 million or 13.2% in the first nine months of 1998 over the same period in 1997, while average interest bearing liabilities increased by $503.7 million or 12.6% in the same period. Both total interest income and total interest expense increased from the prior year due to the increases in volume and changes in the mix of assets and liabilities. Approximately one-third of the growth in average earning assets was attributable to the acquisition activity during 1998.

      As shown in the consolidated average balance sheets (page 22), the yield on earning assets declined to 8.16% for the first nine months of 1998 from 8.31% earned during the same period in 1997. During the same period, the cost of interest bearing liabilities increased five basis points to 4.44% from last year's 4.39% level. The slight increase in cost of funds has resulted from a planned increase in short-term borrowed funds. The cost of interest-bearing deposits has not declined as rapidly as earning asset yields due to higher costs to attract customer deposits in an increasingly competitive market. Additional discussion of the changes in balance sheet mix is included later in this report. With the lower yield earned on earning assets and the higher cost of interest bearing liabilities, the net interest margin decreased to 4.34% during the first nine months of 1998, from the 4.51% during the first nine months of 1997. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a slight positive influence on net interest income; whereas, a sharp decline in rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.


Credit Experience

      The provision for loan losses was $7.5 million for the nine months ended September 30, 1998, a $2.2 million increase from the provision made during the same period of 1997. As a percentage of average total loans, the provision for loan losses through the first nine months of 1998 was 0.28% on an annualized basis, compared with 0.22% for the same period of 1997. The increase in the provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses and to provide for the increase in the portfolio as a result of the loans acquired through acquisitions in 1998. Net charge-offs as a percentage of average total loans in the first nine months of 1998 decreased to 0.17% on an annualized basis, down from an annualized 0.22% during the same period in 1997, and from the 0.24% charge-off ratio for the full year of 1997. The decrease is primarily due to a lower volume of consumer installment charge-offs.

      Total non-performing assets at September 30, 1998, were 0.23% of period-end loans, down from the 0.30% at December 31, 1997 and 0.38% at September 30, 1997. Non-accrual loans totaled $7.2 million at September 30, 1998, $3.6 million or 33.1% below last year's level resulting in a decline in total non-performing assets from the level one year ago. The allowance for loan losses is sufficient to absorb nearly six times the amount of those non-performing assets. At September 30, 1998, loans past due over 90 days were 0.22% of outstanding loans, up from the 0.19% at year-end 1997 and up from the 0.20% at September 30, 1997. An analysis of the allowance for loan losses and non-performing assets is included on page 21.

      With the continued growth of loans outstanding, the allowance for loan losses in relationship to loans outstanding has declined to 1.33% at September
30, 1998 compared to 1.36% at year-end and 1.40% one year ago.   In
management's opinion, the allowance for loan losses is adequate to absorb the current estimated risk of loss in the existing loan portfolio.


Non-Interest Income and Expense

      The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first nine months of 1998 was 1.94%, down from 2.09% during all of 1997 and down slightly from the 2.00% for the first nine months of 1997. The improvement in the net overhead ratio during the first nine months of 1998 was the result of a 13.2% growth in average earning assets from one year ago while net overhead increased by 10.2% from the same period in 1997. The increase in net overhead is primarily due to the operations of the fifteen branches purchased in February and the nine locations acquired through the merger of Summit Bankshares along with the expenses related to the FFVA merger.

      Total non-interest income excluding securities transactions was $43.3 million through the first nine months of 1998, up 22.6% from the $35.3 million non-interest income earned during the same period in 1997. Trust income increased by 12.8% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 24.0% in the first nine-month comparison mainly due to a higher level of customer activity from the twenty-four new branches (which include the fifteen purchased in February and the nine acquired through the Summit merger in August) acquired in Virginia in 1998. Real estate loan processing and service fees increased by 47.2% when compared to the first nine months of 1997 due to a higher level of residential mortgage loans sold in the secondary market and the increased refinancing activity by customers taking advantage of the lower interest rate environment. Other service charges and fees increased by 27.6% over the first nine months of 1997, primarily due to increases in credit/debit card activity and other banking services provided to customers.

      Total non-interest expense was $119.3 million during the nine months ended September 30, 1998, a 14.4% increase from the $104.3 million during the same period in 1997. This increase is largely due to the operations of the fifteen branches acquired during the first quarter, the nine branches acquired through the Summit merger, and the one time expenses related to the acquisition of FFVA. Staff costs increased by 8.1% from the level one-year ago primarily due to the additional staff from the new branches and normal salary and benefit increases. Occupancy expense increased by 12.6% from the same period last year principally due to the increased facilities cost related to the twenty-four new branches. Equipment expenses increased 24.0% from last year's level primarily due to higher maintenance and depreciation costs related to technology upgrades that occurred in 1997 and are continuing in 1998. Outside data processing expense increased by 23.3% from the same period in 1997. This increase is due to conversion and processing costs associated with the expansion of operations in Virginia and the processing costs related to the increased activity of the Visa Checkcard and ATM products. Other operating expenses increased by $6.9 million or 21.8% in the first nine months of 1998. One-sixth ($1.1 million) of the increase was directly related to one-time charges for investment banking and legal fees related to the FFVA merger. The remainder was primarily due to increases in advertising expense and other expenses associated with the operations of the twenty-four new branches.

      Income tax expense increased by $1.5 million, or 5.9%, for the first nine months of 1998 compared with the same period in 1997. The increase in taxes is primarily a result of the 6.9% growth in pretax earnings. One Valley's effective income tax rate for the first nine months of 1998 was 33.9% compared to 34.2% during the first nine months of 1997.


FINANCIAL CONDITION

Asset Structure

      Total loans at September 30, 1998, exceeded September 30, 1997 levels by 20.9% or $675.0 million. Since year-end 1997, total loans have increased by 18.2% or $600.0 million. The consolidated loan-to-deposit ratio has increased to 88.0% at September 30, 1998, compared to 83.2% at September 30, 1997. Approximately $124.9 million in loans were acquired through the fifteen branches purchased during the first quarter of 1998 and $148.7 million were acquired through the merger with Summit Bankshares. The increase in total loans is primarily in one-to-four family, home equity loans, commercial real estate loans, and consumer auto loans.

      Investment portfolio assets increased $7.1 million or 0.5% from the level at year-end and by $63.7 million or 4.2% from the level one-year ago. One Valley acquired approximately $108.2 million of investable funds through the fifteen branches purchased. These funds were primarily invested in government agency and mortgage backed securities. These investment decisions were made in accordance with One Valley's asset/liability strategy, which strives to minimize interest rate risk while enhancing the financial position of the Company. Since that time, maturing investments have been used to fund the strong loan growth.

      Securities designated as available-for-sale at September 30, 1998, had a historical cost of $1.305 billion, with an unrealized gain of approximately $15.4 million. This unrealized gain increased shareholders' equity by $9.6 million, net of $5.8 million in deferred income taxes. At year-end December 31, 1997, and September 30, 1997, securities available-for-sale had a historical cost of $1.207 billion and $1.170 billion, with an unrealized gain of approximately $9.7 million at year-end, and an unrealized gain of approximately $8.1 million at September 30, 1997. The unrealized gains increased shareholders' equity by $5.9 million and $4.9 million, net of $3.8 and $3.2 million in deferred income taxes, respectively.

      On March 30, 1998, in accordance with the provisions in FAS Statement 115, One Valley reclassified as available-for-sale approximately $96.2 million of investments that were previously categorized as held-to-maturity by FFVA. The reclassification enabled One Valley to incorporate FFVA's investment portfolio into its own investment policy and asset/liability management strategies. At the date of transfer, these securities had a carrying value of $95.3 million with an unrealized gain of approximately $0.9 million. Similarly, on August 7, 1998, One Valley reclassified as held-to-maturity approximately $6.9 million of investments that were previously categorized as available-for-sale by Summit Bankshares. The reclassification enabled One Valley to incorporate Summit's investment portfolio into its own investment policy and asset/liability management strategies. At the date of transfer, these securities had a carrying value of $6.8 million with an unrealized gain of approximately $0.1 million.

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

      In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 22), average tax-exempt securities in the first nine months of 1998 increased by 4.9% or $11.0 million over the average during the first nine months of 1997. One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

      Federal funds sold at September 30, 1998, were $48.0 million, up $27.6 million from year-end but down only slightly from one year ago. Fluctuations in federal funds sold are normal and largely due to planned changes in the Company's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.


Liability Structure

      Total deposits at September 30, 1998, increased by $499.4 million or 12.7% from the level at year-end and $553.2 million or 14.3% since September 30, 1997. Approximately $464.6 million of the increase in total deposits was attributable to the acquisition activity in 1998. Over the past few years, growth in banking deposits has been modest. Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of the new branches, has been in money market and Valley index accounts. The average rate paid on interest bearing deposits was 4.29% in the first nine months of 1998, relatively unchanged from the 4.31% average rate paid for all of 1997, and the 4.30% average rate paid in the first nine months of 1997. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley also operates a fully licensed NASD Broker/Dealer subsidiary, an Insurance Agency subsidiary and continues to expand other product lines.

      Total short-term borrowings increased by $116.8 million or 18.7% from the year-end level, and increased $145.4 million or 24.4% from the level at September 30, 1997. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings has been used to fund the loan growth and the higher level of investment portfolio assets as planned under One Valley's asset/liability management program. The average rate paid on these short-term borrowings has also increased from 4.85% during the first nine months of 1997 to 5.14% during the same period of 1998.

      Long-term borrowings decreased $16.8 million or 31.2% since September 30, 1997, primarily as a result of payments on long-term advances from the Federal Home Loan Bank (FHLB). As a result, One Valley now has $37.1 million of long-term borrowings, primarily FHLB borrowings, with repayment schedules from one to six years.


Capital Structure and Liquidity

      One Valley's equity-to-asset ratio was 10.0% at September 30, 1998, up from the 9.8% at December 31, 1997 and at September 30, 1997. One Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing prospects for improving long-term profitability and shareholder value. One Valley's cash dividend, totaling $0.24 per share for the third quarter of 1998, was up 14.3% over the $0.21 per share dividend during the same period in 1997. One Valley's dividend policy, coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One Valley's risk based capital ratio at September 30, 1998 was 15.33%, well above the 8.0% required, while its Tier I capital ratio was 14.08%. One Valley's strong capital position is demonstrated further by its leverage ratio of 9.01% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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


YEAR 2000 READINESS DISCLOSURE

Introduction

      One Valley recognizes the significant potential risk associated with the "Year 2000" (Y2K) issue and the challenge its poses. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20XX instead of 19XX. Beginning January 1, 2000, computer applications that use dates for computations, comparisons and sorting may produce incorrect results or fail due to an invalid interpretation of the date. The potential risk is not limited to computers and related software applications, but extends to telephones, security systems, copiers, FAX machines or any apparatus that utilizes computer technology. The full extent of the potential impact of Y2K is not yet known, but it could adversely affect national and global economies.

       As a financial institution, the ability of One Valley to promptly and accurately capture, record, process and communicate its customers' financial transactions and related data is vital to its ongoing operations. The Y2K problem could impede One Valley's ability to do so in several significant respects. Recognizing this potential risk, One Valley has undertaken a comprehensive project to address the Year 2000 issues that may affect One Valley and its customers. One Valley's preparations began in late 1996 under the guidance of Management and with oversight by the Board of Directors.


Project Overview

       One Valley's project includes five phases: Awareness, Assessment, Renovation (or remediation), Validation (or testing), and Implementation. The Awareness Phase consisted of formal updates to One Valley management, employees and the Board of Directors about the issues relating to Y2K. In this stage management gathered information and attended conferences, appointed a project steering team and coordinators, began preliminary discussions with third party vendors, and distributed preliminary information to its employees and customers. This phase was completed in October, 1997, however One Valley continues on-going efforts to keep its customers and employees up to date.

       In the Assessment Phase, One Valley identified its critical information technology (IT) systems and performed a company-wide inventory of all systems, software, hardware, equipment and components that potentially could be affected by Y2K. During this phase, One Valley established project time lines, allocated resources and established the methodology to monitor the Y2K readiness of the IT systems provided by third parties, as well as its non-IT systems. One Valley also determined the Y2K readiness of its in-house IT systems and components, and reported progress to senior management and the Board of Directors on a regular basis. During this phase, One Valley identified four general areas of potential susceptibility to Y2K issues: Major IT Systems provided by third parties, Internal IT Systems, Non-IT Systems, including communications infrastructure and physical facilities, and customer business interruption. The Assessment Phase was completed in the fourth quarter of 1997.

       In the Renovation Phase, One Valley's third-party IT providers implemented program changes to accommodate the Y2K issues and conducted internal testing, which was substantially completed in the third quarter of 1998. In addition, during this phase One Valley began reprogramming its internal IT and non-IT systems to accommodate Y2K. It also focused on its customers' readiness for and susceptibility to Y2K concerns. One Valley anticipates this phase will be completed by the second quarter of 1999.

       In the Validation Phase, One Valley and its third party IT providers will perform testing on the renovated applications and components to make sure they are Y2K ready. This phase is expected to be very active during late 1998 and early 1999. Once validated, One Valley and its service providers will begin the Implementation Phase. During this phase, the applications, systems and other components will be fine-tuned and final programs put into production prior to January 1, 2000. The major portion of this final phase will not be complete until the second quarter of 1999.


Project Status

      Most of One Valley's major IT Systems are processed by the largest third party service providers in the world, which have indicated to One Valley that they have adequate resources to perform Y2K remediation, testing and implementation, and are leading firms in their respective lines of business. The major IT systems provided by third parties include mortgage loans, credit cards, commercial and installment loans, and deposits. One Valley has been informed by these third parties that these systems have each been renovated, are in various stages of testing and implementation, and will be placed into production at the earliest possible time. One Valley has continually monitored the Y2K progress of these third parties and has determined that progress to date is acceptable, with validation of these primary third party systems anticipated to be completed by the first quarter of 1999. Two other IT systems provided by third parties which provide investment and trust services are substantially renovated, with testing and implementation scheduled to occur during the first half of 1999.

      One Valley's Internal IT Systems are primarily used to capture and prepare data to be transmitted to its third party IT Systems providers. One Valley is in various stages of renovating, validating and implementing these systems, with completion anticipated during the second quarter of 1999. In addition, One Valley has a total of 280 ATMs in its network; all but 49 of which have been validated. These will be upgraded for Y2K by the end of 1998. One Valley's IT systems also include personal computers, network servers, routers and related software. The upgrading or replacement of this infrastructure is 80% to 90% complete and is expected to be finished by the first quarter of 1999.

      Another important part of One Valley's operations includes its non-IT systems, primarily facilities and equipment. Basic utilities, such as telephone, gas and electrical service, as well as heating and cooling systems could be adversely affected by the Y2K. One Valley has performed a complete inventory of its facilities and has tested or developed plans to test, to the extent possible, applicable equipment for Year 2000 compliance. Outside companies, primarily utilities, which provide these services, have indicated to One Valley that they are Y2K ready, and to date One Valley is not aware of any non-IT system provider with a Y2K issue that would materially impact One Valley's operations. However, One Valley has no means of insuring or verifying that these non-IT systems will be Y2K ready, and the impact of a failure in these systems is not determinable.

      Another area that could potentially impact One Valley is interruption of its customers' business, which among other things could potentially affect the ability of its commercial loan and other customers to repay loans from One Valley, thus increasing One Valley's delinquency ratios, non-performing assets and loans losses. To help minimize these problems and heighten customer awareness, One Valley has established a Y2K Corporate Customer Action Plan.
As part of this plan, One Valley has mailed Year 2000 brochures to all commercial customers, hosted Y2K information seminars featuring a nationally known expert for its customers, made FDIC Year 2000 brochures available in the lobby of all its branches, and published a Year 2000 questions and answer sheet. One Valley has also incorporated a Y2K readiness assessment in its credit risk evaluations of corporate borrowers. As of June 30, 1998, corporate borrowers were preliminarily assessed as to their Year 2000 readiness. A full assessment of medium and high risk customers and industries will be completed by the middle of the fourth quarter 1998. Those customers and industries judged to be high risk will be closely monitored and estimated loan losses resulting from potential Y2K exposure will be incorporated in the evaluation of the adequacy of the loan loss reserve. Furthermore, credit analyses on new and existing credits include evaluation of Year 2000 readiness.

      Although One Valley has implemented and made significant progress toward completing its Y2K project, there are uncertainties which, due to their unprecedented nature, simply cannot be fully evaluated. For example, the extent of interplay between payment systems is unclear, and it is not known how the potential failure of one aspect of that complex system might adversely impact other elements. In addition, although testing will be completed for each significant system, it is not possible to independently verify each vendor's vendor. It is unknown how a problem at one discrete point in the chain of service could impact an entire system.

      Management believes it has an effective project in place to resolve the Y2K issue in a timely manner. In the event of a vendor or other Y2K failure, the Company may be unable to perform some or all of the functions related to its customers' financial transactions. The impact and duration of such inability would depend upon the extent of the Y2K-related failure or failures. While One Valley believes that it is taking the steps appropriate to prevent a Y2K failure, in a matter such as this, certainty is not possible. In addition, the potential for disruptions in the economy generally resulting from Y2K issues remains unknown and could also materially adversely affect One Valley. If system failures occur for any reason, One Valley could also be subject to litigation. The likelihood of such events and their impact on One Valley cannot be reasonably estimated at this time.

      One Valley is in the process of developing its overall strategy for Y2K contingency plans in the event that it does not complete all phases of the Y2K project, or that Y2K issues at a vendor or customer affect One Valley. As part of that process it will assess the potential business impact of the failure of each of its important systems to determine the need for contingency planning on a system by system basis. To date, some contingency plans have been developed for mission critical applications and One Valley will continue to develop similar plans as it finalizes evaluation of remaining systems.


Project Costs

      Expenses directly related to Y2K have been incurred such as staff costs and informational conferences and seminars for employees and customers, however, these have been immaterial to date. Since One Valley utilizes third party providers for most of its IT systems, One Valley has no direct expense as a result of upgrades to those systems as a result of Y2K concerns, although these vendors may attempt to recover some of their costs by way of future price increases upon renewal of their respective contracts.

      One Valley has been very aggressive in upgrading its internal IT Systems infrastructure, most of which are capital improvements attributed to planned upgrades in technology to modernize the way One Valley performs its day-to-day operations, and not solely the result of Y2K concerns. One Valley plans to replace systems which are not certified as Y2K ready, including its item processing system, with equipment that is verified as Y2K ready.

      The total cost of the Y2K project, consisting primarily of computer upgrades for One Valley's IT Systems which were the result of or accelerated by Y2K concerns, is estimated to be approximately $5.0 million. To date, One Valley has incurred approximately $3.5 million of these total estimated expenditures. One Valley does not separately track the internal costs incurred for the Y2K project, which are principally payroll costs for its information technology employees. Virtually all of the project costs are attributable to the purchase of new software and operations equipment, which will be capitalized.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                              For The Three Months      For The Nine Months
                                                               Ended September 30       Ended September 30
                                                               1998         1997         1998         1997
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                               $48,907      $44,437      $45,048      $45,055
   Loan Losses                                                  2,066        2,301        6,048        7,118
   Loan Recoveries                                                535          905        1,516        1,812
                                                              -------      -------      -------      -------
      Net Charge-offs                                           1,531        1,396        4,532        5,306
   Balance of Acquired Subsidiaries                             1,857            0        3,829            0
   Provision For Loan Losses                                    2,593        1,999        7,481        5,291
                                                              -------      -------      -------      -------
   Balance, End of Period                                     $51,826      $45,040      $51,826      $45,040
                                                              =======      =======      =======      =======

Total Loans, End of Period                                                           $3,902,448   $3,227,413
Allowance For Loan Losses As a % of Total Loans                                            1.33         1.40
                                                                                     ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                     $7,189      $10,740
   Foreclosed Properties                                                                  1,852        1,632
   Restructured Loans                                                                         0            0
                                                                                        -------       ------
   Total Non-Performing Assets                                                           $9,041      $12,372
                                                                                        =======      =======

Non-Performing Assets As a % of Total Loans                                                0.23         0.38

Loans Past Due Over 90 Days                                                              $8,590       $6,409
Loans Past Due Over 90 Days As a % of Total Loans                                          0.22         0.20

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                          Three Months Ended September 30                   Nine Months Ended September 30
                                         1998                       1997                   1998                      1997
                                   Amount   Yield/Rate       Amount     Yield/Rate     Amount   Yield/Rate      Amount  Yield/Rate
                                              (pct.)                    (pct.)                    (pct.)                   (pct.)
ASSETS
Loans
   Taxable                      $3,775,930     8.64        $3,156,635    8.82        $3,561,122    8.72        $3,114,629   8.82
   Tax-Exempt                       42,520     9.69            44,414   10.51            42,744    9.77            44,477  10.42
                                ----------                 ----------                ----------                ----------
      Total                      3,818,450     8.66         3,201,049    8.84         3,603,866    8.74         3,159,106   8.86
   Less: Allowance for Losses       50,954                     44,869                    48,662                    45,209
                                ----------                 ----------                ----------                ----------
      Net Loans                  3,767,496     8.77         3,156,180    8.97         3,555,204    8.85         3,113,897   8.98
Securities
   Taxable                       1,374,818     6.37         1,270,328    6.66         1,397,864    6.45         1,234,370   6.72
   Tax-Exempt                      241,737     7.94           226,241    8.13           236,569    8.01           225,566   8.17
                                ----------                 ----------                ----------                ----------
      Total                      1,616,555     6.61         1,496,569    6.88         1,634,433    6.68         1,459,936   6.94
Federal Funds Sold & Other          36,465     5.41            35,324    5.08            27,720    5.64            34,416   5.05
                                ----------                 ----------                ----------                ----------
   Total Earning Assets          5,420,516     8.10         4,688,073    8.28         5,217,357    8.16         4,608,249   8.31
Other Assets                       375,658                    322,832                   361,032                   317,996
                                ----------                 ----------                ----------                ----------
   Total Assets                 $5,796,174                 $5,010,905                $5,578,389                $4,926,245
                                ==========                 ==========                ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                     $3,834,624     4.28        $3,454,301    4.33        $3,720,519    4.29        $3,426,045   4.30
   Short-term Borrowings           752,854     5.10           544,098    4.93           722,552    5.14           502,761   4.85
   Long-term Borrowings             41,685     6.02            57,876    6.03            45,148    6.03            55,751   6.10
                                ----------                 ----------                ----------                ----------
      Total Interest
         Bearing Liabilities     4,629,163     4.43         4,056,275    4.44         4,488,219    4.44         3,984,557   4.39
Non-interest Bearing Deposits      539,190                    415,944                   494,817                   406,984
Other Liabilities                   52,283                     46,708                    48,665                    47,886
                                ----------                 ----------                ----------                ----------
   Total Liabilities             5,220,636                  4,518,927                 5,031,701                 4,439,427
Shareholders' Equity               575,538                    491,978                   546,688                   486,818
                                ----------                 ----------                ----------                ----------
   Total Liabilities & Equity   $5,796,174                 $5,010,905                $5,578,389                $4,926,245
                                ==========                 ==========                ==========                ==========

Interest Income To Earning Assets              8.10                      8.28                      8.16                     8.31
Interest Expense To Earning Assets             3.78                      3.84                      3.82                     3.80
                                             ------                    ------                    ------                   ------
Net Interest Margin                            4.32                      4.44                      4.34                     4.51
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

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 10-Q

     a)   Exhibits

          27.  Financial Data Schedule - electronic filing only.

     b)   Reports on Form 8-K

          1. July 30, 1998 - One Valley Bancorp, Inc. announced the new closing date for the Summit Bankshares, Inc. merger.
          2. August 7,1998 - One Valley Bancorp, Inc. announced the
             completion of the Summit Bankshares, Inc. merger.
          3. September 15, 1998 - One Valley Bancorp, Inc. announced third quarter dividends.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                One Valley Bancorp, Inc.

DATE: November 13, 1998


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