Form 10-K
period 1998-12-31
ONE VALLEY BANCORP INC
filed 1999-03-30
CIK 351616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ___________to ________.

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

      Aggregate of market value of voting stock      Based upon closing price on
      -----------------------------------------      ---------------------------
                $1,012,591,701                               MARCH 5, 1999

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                   Class                           Outstanding at March 5, 1999
                   -----                           ----------------------------
      COMMON STOCK ($10.00 PAR VALUE)                      34,401,692



                       DOCUMENTS INCORPORATED BY REFERENCE

      The following lists the documents which we incorporate by reference into the Form 10-K Annual Report, and the parts and items of the Form 10-K where we incorporate these documents.


                   Document                                Part of the Form 10-K Where We
                   --------                                   Incorporate the Document
                                                              ------------------------
Portions of One Valley Bancorp, Inc., 1998           Part I, Item 1; Part II, Items 5, 6, 7,
Annual Report to Shareholders for the year        7A and 8; Part III, Item 13; and
ended December 31, 1998                              Part IV, Item 14

Portions of One Valley Bancorp, Inc., Proxy          Part III, Items 10, 11, 12 and 13
Statement for the 1999 Annual Meeting of
Shareholders

                                   ONE VALLEY BANCORP, INC.
                                          FORM 10-K

                                            INDEX

                                                                                       Page
                                                                                       ----
Part  I
      Item  1.    Business......................................................         4
      Item  2.    Properties ...................................................        12
      Item  3.    Legal Proceedings.............................................        12
      Item  4.    Submission of Matters to a Vote of Security Holders...........        12
      Item  4A.   Executive Officers of the Registrant..........................        13

Part  II
      Item  5.    Market for the Registrant's Common Equity and
                    Related Stockholder Matters.................................        15
      Item  6.    Selected Financial Data.......................................        15
      Item  7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................        15
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ...        15
      Item  8.    Financial Statements and Supplementary Data...................        15
      Item  9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................        15

Part  III
      Item 10.    Directors and Executive Officers of the Registrant............        16
      Item 11.    Executive Compensation........................................        16
      Item 12.    Security Ownership of Certain Beneficial Owners and
                    Management..................................................        16
      Item 13.    Certain Relationships and Related Transactions................        16

Part  IV
      Item 14.    Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K.....................................        17

Signatures  ....................................................................        18

Index to Exhibits...............................................................        21

                                            PART I

ITEM 1. BUSINESS

ONE VALLEY BANCORP, INC. AND ITS AFFILIATE BANKS

        One Valley Bancorp, Inc. is a $6.0 billion registered bank holding company headquartered in Charleston, West Virginia. On December 31, 1998, One Valley owned the following affiliate banks:

                                                                          Percentage
                             Year                                           of Net
                             When           Currently        Percentage     Income    Number of
Name                         Organized     Chartered As      of Assets    Contributed  Branches
----                         ---------     ------------      ---------    -----------  --------
One Valley Bank,
     National Association      1867          National            35.60%       35.39%      22

One Valley Bank, Inc.          1911         State (WV)           14.75%       16.30%      19

One Valley Bank of
     Mercer County, Inc.       1906         State (WV)            4.46%        5.83%       5

One Valley Bank of
     Huntington, Inc.          1956         State (WV)            3.38%        3.84%       4

One Valley Bank-South, Inc.    1910         State (WV)            7.21%        9.90%      10

One Valley Bank-East,
     National Association      1865          National             6.87%        7.62%      13

One Valley Bank-North, Inc.    1903         State (WV)            4.21%        4.81%       6

One Valley Bank-
     Central Virginia,
     National Association      1914          National            19.91%       14.29%      35

One Valley Bank-
     Shenandoah                1933         State (VA)            3.61%        2.04%      11

Through these affiliate banks, One Valley has 125 offices in West Virginia and Virginia and over $4.0 billion in trust assets under administration. One Valley has a market capitalization of over $1.1 billion, and is the largest bank holding company based in West Virginia.

        One Valley's West Virginia affiliate banks are located in the most economically vibrant areas in West Virginia and have concentrated on growth in urban areas along major highways. Accordingly, these affiliate banks generally serve the stronger economic areas of West Virginia. In 1996, One Valley began an interstate expansion strategy into Virginia. The area through Central Virginia is a priority expansion market for One Valley with Charlottesville, Lynchburg and Lexington being the cornerstones of this expansion strategy.

        One Valley Bank, National Association, One Valley's principal affiliate bank, was formed in 1867 as a state bank under the name "The Kanawha Valley Bank." In 1975, this bank converted from a state bank to a national banking association. In 1981, the bank's board of directors formed One Valley Bancorp, and through a corporate reorganization, One Valley Bancorp of West Virginia, Inc. was formed as a single bank holding company which owned all of the bank's common stock. In 1987, One Valley and its affiliates adopted the name "One Valley" primarily to promote a single corporate identity for One Valley's diverse banking operations.

OPERATIONS OF THE AFFILIATE BANKS AND OTHER SUBSIDIARIES

        The affiliate banks offer all services that full-service commercial banks traditionally offer, including commercial and individual demand and time deposit accounts, commercial and individual loans, credit card (MasterCard and Visa) and drive-in banking services. Additionally, One Valley is active in correspondent banking services. It also offers trust services in West Virginia and Virginia. No material portion of any of the affiliate banks' deposits has been obtained from a single or small group of customers, and the loss of any one customer's deposits would not have a material adverse effect on the business of any of the affiliate banks.

        The affiliate banks also offer services to customers at various locations within their service areas through approximately 280 automated teller machines or ATMs. The ATMs allow customers to make deposits and withdrawals twenty-four hours a day at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at ATM locations. Affiliate bank customers may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions worldwide.

        One Valley Securities Corporation, a subsidiary of One Valley Bank, National Association, provides discount brokerage services and also sells, as agent, mutual funds and annuities. One Valley Insurance Corporation, a subsidiary of One Valley Bank, Inc., is a general agency and sells life and other insurance products. Valley Security Insurance Company, Inc., a subsidiary of One Valley Bank-Shenandoah, sells title insurance, as agent.

        Although the market areas of several of the affiliate banks encompass a portion of the coal fields located in southern West Virginia, an area of the State which has been economically depressed, the coal-related loans in the loan portfolios of the affiliate banks constitute less than 5% of One Valley's total loans outstanding. The affiliate banks generally serve the stronger economic areas of the State.

DELIVERY SYSTEMS

        The methods that the affiliate banks use to deliver bank products and services to customers consist of the following:

        o       traditional branch offices;

        o       electronic banking:
                o       ATM network;
                o       PC banking and bill payment;
                o       telephone bill payment;
                o       VISA check card; and
                o       telebanking centers;

        o       trust offices; and

        o       investment centers.

One Valley's strategy is to offer delivery systems that:

        o       provide alternative channels for convenience;

        o       give customers choices;

        o       lower overall costs; and

        o introduce electronic banking at a cost which accommodates varying paces of customer acceptance.

EMPLOYEES

        As of March 1, 1999, One Valley, its affiliate banks and other subsidiaries had approximately 2,300 full-time equivalent employees.

COMPETITION

        Vigorous competition exists in all areas where One Valley and its affiliate banks conduct business. The affiliate banks primarily serve the following defined market areas: West Virginia, Central and Southern Virginia, and, to a limited extent, certain adjoining areas in Kentucky, Maryland, North Carolina, Ohio and Pennsylvania.

        The affiliate banks compete with commercial banks and other financial institutions. Savings banks, savings and loan associations, credit unions, finance companies, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. Additionally, insurance companies, investment counseling firms, other business firms and individuals offer personal, corporate trust and investment counseling services.

        The opening of branch banks within One Valley's market areas increased competition for the affiliate banks. Although federal and state banking legislation allows One Valley to acquire banking subsidiaries in other attractive banking areas, it increased competition for One Valley. With interstate banking, One Valley is in competition with others to acquire banking institutions in West Virginia and neighboring states.

        Until 1993, shareholders in West Virginia predominantly owned the various banks and bank-holding companies operating in West Virginia. Until that time, operations arising principally in West Virginia financed these banks and bank holding companies. Thereafter, other banking companies, including Banc One Corp. and Huntington Bankshares Incorporated have entered the West Virginia market. Other large out-of-state banks may, over time, expand their operations into West Virginia. While One Valley believes that it can compete effectively with out-of-state banks, One Valley will face larger competitors that have access to greater capital resources and which have sophisticated marketing structures in place.

        During 1998, One Valley significantly expanded its presence in Virginia with the closing of the purchase of FFVA Financial Corporation, the purchase of 15 branches from Wachovia Corporation and the acquisition of Summit Bankshares, Inc. As a result, One Valley is the eighth largest banking institution in Virginia and competes with established Virginia and North Carolina banking companies. The markets served by One Valley in Virginia are growing more rapidly than the West Virginia markets and offer enhanced earnings opportunities.

        As of December 31, 1998, there were 56 bank holding companies in West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking") and 58 bank holding companies in Virginia registered with the Federal Reserve System and the State Corporation Commission of Virginia. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, including banks which compete with the affiliate banks. One Valley has actively competed with some of these bank holding companies to acquire its affiliate banks.

SUPERVISION AND REGULATION

        The following outlines the regulatory framework for bank holding companies and their subsidiaries. We qualify this outline by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations, regulatory or accounting policy could materially affect One Valley's and its subsidiaries' businesses.

        ACQUISITIONS AND ACTIVITIES. The Board of Governors of the Federal Reserve System regulates bank holding companies like One Valley under the Bank Holding Company Act of 1956. This act imposes examination and reporting requirements on One Valley. Under this act, bank holding companies may not directly or indirectly own or control more than 5% of the voting shares or substantially all of the assets of a bank or any other company without the prior approval of the Federal Reserve Board, subject to certain exceptions.

        In reviewing applications under this act, the Federal Reserve Board considers the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization and convenience and needs factors, including, in the case of a bank or thrift acquisition, the applicant's record under the Community Reinvestment Act.

        Prior to acquiring more than 5% of the voting stock or substantially all of the assets of another institution in West Virginia, One Valley must obtain approval from the West Virginia Board of Banking. West Virginia banking law prohibits any bank holding company from acquiring shares of a bank if the acquisition would cause the bank holding company's consolidated deposits in West Virginia to exceed 25% of the total deposits of all depository institutions in the state. Based on June 30, 1998 data compiled by the FDIC, the total deposits of the affiliate banks were approximately 15.6% of the total deposits in West Virginia.

        Prior to acquiring more than 5% of the voting stock of a Virginia bank or 25% of the voting stock of a Virginia savings institution, or merging or consolidating with a Virginia bank or Virginia savings institution, One Valley must obtain the approval of the State Corporation Commission of Virginia. One Valley's West Virginia subsidiaries may expand into Virginia by merger with Virginia banking institutions or by de novo branching. There are no Virginia law limitations on the size of the deposit base in Virginia or an interstate acquiring bank in relation to the total deposits of all depository institutions in Virginia.

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks located in states other than the bank holding company's home state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the act allows branch banking across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interstate branching on or before May 31, 1997. Neither West Virginia nor Virginia enacted any legislation restricting interstate branch banking.

        Federal and state banking laws generally limit the activities of banks to the business of banking. Judicial decisions and regulatory rulings increased the range of services and products that bank holding companies and banks may offer. Among the new or expanded products and services are sales of annuities, sales of insurance from places with a population of 5,000 or less and underwriting and dealing in securities.

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

        DIVIDEND PAYMENTS. One Valley is a legal entity separate and distinct from its affiliate banks. A major portion of One Valley's revenues comes from dividends its affiliate banks pay to it. Federal law restricts the amount of dividends affiliate banks may pay. In certain instances, a national bank must obtain approval of the Comptroller of the Currency before paying dividends. Federal law also prohibits national banks from paying dividends greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Similar restrictions on dividends apply to the state chartered affiliate banks.

        On December 31, 1998, the affiliate banks could have paid aggregate dividends of $17,248,000, plus retained net profits for the interim periods through the date of declaration, to One Valley during 1998 without obtaining prior regulatory approval. During 1998, the affiliate banks paid $86,750,000, including a one-time special dividend of $22 million from its operations in Virginia. It is One Valley's policy to maintain liquidity at the parent level. Therefore, each affiliate bank dividends nearly all of its earnings to the parent, retaining only an amount to keep it well capitalized. At year-end, the parent company held in excess of $100 million in liquid assets.

        Other regulatory policies and requirements impact the affiliate banks' ability to pay dividends, including the requirements that the institution maintain adequate capital above regulatory minimums. Banking regulatory authorities may restrict payments if the payment of dividends would be an unsafe or unsound banking practice.

        LOANS TO ONE VALLEY. One Valley and its non-bank subsidiaries may not borrow from the affiliate banks unless the borrowing is secured by designated amounts of specified collateral and are limited, as to One Valley or any one of its nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus. One Valley and all its nonbank subsidiaries in the aggregate are limited to 20% of the lending bank's capital stock and surplus. These restrictions also apply to the bank affiliates' purchases of assets from and investments in One Valley and its nonbank subsidiaries.

        CAPITAL REQUIREMENTS. Bank regulators adopted risk-based capital guidelines for bank holding companies and banks. Regulations divide capital ratios into Tier I capital and Tier II capital. At least half of a bank's total capital is required to be comprised of Tier I capital which consists of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock), less goodwill and most other intangibles. Tier II capital consists of other preferred stock, certain other capital instruments and limited amounts of subordinated debt and allowance for loan losses.

        Additionally, bank regulators established minimum leverage ratio requirements for bank holding companies and banks. These requirements provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies and banks will generally be required to maintain a leverage ratio of 4% to 5%.

        Regulatory capital requirements also provide that bank holding companies and banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

        At December 31, 1998, One Valley had a Tier I capital ratio of 15.6%, a total capital ratio of 14.3% and a leverage ratio of 9.0%.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking agencies to take "prompt corrective action" about depository institutions that do not meet minimum capital requirements. This act establishes five capital categories which the chart below summarizes:


Capital Category                      Tier I Capital Ratio  Total Capital Ratio  Leverage Ratio
----------------                      --------------------  -------------------  --------------
Well Capitalized                             => 6%                => 10%              => 5%
Adequately Capitalized                       => 4%                 => 8%              => 4%
Undercapitalized                              < 4%                 < 8%               < 4%
Significantly Undercapitalized                < 3%                 < 6%               < 3%
Critically Undercapitalized(1)                  -                      -                 -

(1) Tangible equity is equal to or less than 2% of average quarterly tangible assets.

        As of December 31, 1998, One Valley and its affiliate banks had capital levels that qualify them as being "well capitalized."

        FDICIA generally prohibits a depository institution that is not "well capitalized" from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rates in its market. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would afterward be "undercapitalized."

        "Undercapitalized" depository institutions are subject to growth limitations and must submit a capital restoration plan. The federal banking agencies may accept a capital plan only after determining that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. Additionally, the depository institution's parent holding company must guarantee that the institution will comply with the plan. If a depository institution fails to submit an acceptable plan, regulators treat the institution as if it is "significantly undercapitalized."

        "Significantly undercapitalized" depository institutions are subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and requirements to cease receiving deposits from correspondent banks. Regulators may appoint a receiver or conservator for "critically undercapitalized" institutions.

        OTHER OBLIGATIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 imposes liability on FDIC-insured depository institutions, like the affiliate banks, for losses the FDIC incurs when it assists an insured affiliated bank.

        Under the National Bank Act, if losses impair a national bank's capital stock, the Comptroller may assess the bank's shareholders, pro rata, for the amount of the deficiency. If the shareholder does not pay the deficiency after three months' notice, the Comptroller may sell the shareholder's stock to make good the deficiency.

        Under Federal Reserve Board policy, One Valley must act as a source of financial strength to each of its affiliate banks and commit resources to support each of them.

        STATE REGISTRATION. One Valley must register annually with the Commissioner of Banking of West Virginia and pay a registration fee based on the total amount of bank deposits of the affiliate banks. Although legislation allows the Commissioner to set the registration fee, it limits the fee to ten dollars per nearest million dollars of deposits. The Commissioner also regulates and supervises One Valley.

        The State Corporation Commission of Virginia has authority to examine One Valley as a bank holding company owning a Virginia bank or Virginia savings institution and to require reports from One Valley. Generally, this regulatory oversight is ceded through a cooperative agreement by the Virginia Commission to the Commissioner of Banking of West Virginia, who has primary examination responsibility for One Valley.

        EFFECT OF GOVERNMENTAL POLICIES ON OPERATIONS. The fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board, affect both members and non-members of the Federal Reserve. The Federal Reserve Board regulates the national money supply to mitigate recessionary and inflationary pressures. The techniques the Federal Reserve Board uses include setting the reserve requirements of member banks, establishing the discount rate on member bank borrowings and conducting open market operations in United States government securities.

        The Federal Reserve Board's policies have a direct and indirect effect on the amount of bank loans and deposits, and the interest rates banks charge and pay. We cannot accurately predict the impact of current economic problems and the Federal Reserve Board's and other regulators' policies. These policies could materially affect the revenues and income of the affiliate banks.

        ONE VALLEY'S STATISTICAL DISCLOSURE. One Valley includes statistical disclosure in its "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its Annual Report to Shareholders on pages 4 through 26 for the year ended December 31, 1998. We incorporate that report by reference.

ITEM 2. PROPERTIES

ONE VALLEY AND ONE VALLEY BANK

        One Valley Bank, National Association owns the site of its current banking quarters, One Valley Square in Charleston, West Virginia. One Valley Bank leases this land to One Valley Square, Inc. One Valley Square, Inc., constructed a 15 story (plus basement) office building on the site, and One Valley Bank leases a portion of the basement and seven floors of One Valley Square for its operations, consisting of approximately 130,000 square feet.

        One Valley Bank subleases the seventh floor to others. One Valley also operates from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. One Valley Bank also conducts operations at its operations center located in Charleston, and at 20 branch locations throughout Kanawha, Mason, Putnam, Jackson, and Wood Counties.

OTHER AFFILIATE BANKS

        On March 5, 1999, other affiliate banks own or lease eight main bank offices, related drive-in facilities, 95 branch offices and other properties that are necessary to house related support activities of those banks. All of the affiliate banks' properties are suitable and adequate for their current operations and are generally fully utilized.

ITEM 3. LEGAL PROCEEDINGS

        Various legal proceedings are presently pending in which the affiliate banks are parties. These proceedings involve routine litigation incidental to the banks' businesses. There are no material legal proceedings pending or threatened against One Valley or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of One Valley are:


               Name                      Age          Banking Experience and Qualifications
               ----                      ---          -------------------------------------
Robert F. Baronner                       72       1991  to  Present,   Chairman  of  the  Board,
                                                  One Valley.  1971 to 1991,  One  Valley  Bank.
                                                  Previously,   President  and  Chief  Executive
                                                  Officer, One Valley.

J. Holmes Morrison                       58       1967  to  present,   One  Valley  Bank.   Vice
                                                  President  and  Trust  Officer,  1970;  Senior
                                                  Vice   President  and  Senior  Trust  Officer,
                                                  1978;   Executive   Vice   President,    1982;
                                                  President and Chief Operating  Officer,  1985;
                                                  President and Chief Executive  Officer,  1988;
                                                  Chairman of the Board,  1991.  Vice President,
                                                  One Valley,  1982; Senior Vice President,  One
                                                  Valley,  1984;  Executive Vice President,  One
                                                  Valley,  1990;  President and Chief  Executive
                                                  Officer,   One Valley,   1991;   Senior   Vice
                                                  President, 1998.

Phyllis H. Arnold                        50       1973-1979,  One Valley Bank.  Credit  Officer,
                                                  1974-1977;    Vice    President,    1977-1979.
                                                  West Virginia   State  Banking   Commissioner,
                                                  1979-1983.     Executive    Vice    President,
                                                  One Valley  Bank,  1988;  President  and Chief
                                                  Executive  Officer,  One  Valley  Bank,  1991;
                                                  Executive Vice  President,  One Valley,  1994;
                                                  Chief Operating Officer, 1998.

Frederick H. Belden, Jr.                 60       1968 to present,  One Valley Bank. Senior Vice
                                                  President  and  Senior  Trust  Officer,  1982;
                                                  Executive  Vice  President,   1986.  Executive
                                                  Vice President, One Valley, 1994.



               Name                      Age          Banking Experience and Qualifications
               ----                      ---          -------------------------------------
Laurance G. Jones                        52       1969   to    present,    One   Valley    Bank.
                                                  Controller,  1971; Vice President,  Controller
                                                  and Treasurer,  1979;  Senior Vice  President,
                                                  1980;   Executive   Vice   President,    1992.
                                                  Treasurer,  One Valley,  1981;  Treasurer  and
                                                  Chief  Financial  Officer,  One Valley,  1984;
                                                  Executive Vice  President,  One Valley,  1994,
                                                  Finance and Accounting.

James A. Winter                          46       1975  to  present,   One  Valley  Bank.   Vice
                                                  President,     Controller     and    Assistant
                                                  Treasurer,   1982.   Senior  Vice   President,
                                                  1991;  Vice  President  and  Chief  Accounting
                                                  Officer,   One Valley,   1989;   Senior   Vice
                                                  President, One Valley, 1998.

Robert E. Kamm, Jr.                      47       1975  to  1978,  One  Valley  Bank,  Assistant
                                                  Investment Officer; 1982 to present, President
                                                  One Valley Bank-South, Inc.; Senior Vice
                                                  President, One Valley, 1996.

Kenneth R. Summers                       53       1963  to   1988,   One   Valley   Bank.   Vice
                                                  President,  1976; Senior Vice President, 1985;
                                                  1988   to   present,   President   and   Chief
                                                  Executive   Officer  One  Valley  Bank,  Inc.;
                                                  Senior Vice President, One Valley, 1996.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

        One Valley's Common Stock is registered on the New York Stock Exchange under the symbol "OV."

        On March 5, 1999, One Valley had approximately 18,400 shareholders, including shareholders of record and shares held in nominee name. One Valley incorporates by reference the information in paragraphs number 2 and 3 in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 19 of One Valley's 1998 Annual Report to Shareholders.

        One Valley incorporates by reference Notes A, C, E and S of Notes to the Consolidated Financial Statements appearing at pages 32, 35 and 45 of One Valley's 1998 Annual Report to Shareholders and Table 2 "Six-Year Selected Financial Summary" on page 5.

ITEM 6.        SELECTED FINANCIAL DATA

        One Valley incorporates by reference Table 2 "Six-Year Selected Financial Summary" on page 5 of One Valley's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        One Valley incorporates by reference the information contained on pages 4 through 26 of One Valley's 1998 Annual Report to Shareholders.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        One Valley incorporates by reference the information contained on pages 17 through 18 of One Valley's 1998 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        One Valley incorporates by reference the information contained on pages 28 through 49 of One Valley's 1998 Annual Report to Shareholders. See Item 14 for additional information regarding the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        One Valley incorporates by reference the information in the sections "Election of Directors - Management Nominees to One Valley's Board" and "-
Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 6 and page 8 of One Valley's definitive Proxy Statement dated March 26, 1999. One Valley also refers you to the information about One Valley's executive officers in Part I, Item 4A, of this report.

ITEM 11.       EXECUTIVE COMPENSATION

        One Valley incorporates by reference the information in the sections "Executive Compensation and Other Information", "Change in Control Arrangements," and "Board Compensation" on pages 13 through 17 and page 8 of One Valley's definitive Proxy Statement dated March 26, 1999.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        One Valley incorporates by reference the information in the sections "One Valley Share Ownership - Directors, Executive Officers and Nominees," and "- Certain Beneficial Owners" on pages 18 through 22 of One Valley's definitive Proxy Statement dated March 26, 1999.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        One Valley incorporates by reference the information in the sections captioned "Certain Transactions with Directors and Officers and Their Associates" and "Compensation Committee Interlocks and Insider Participation" on pages 8 and 9 of One Valley's definitive Proxy Statement dated March 26, 1999, and Notes G and I of the Notes to the Consolidated Financial Statements appearing at page 37 of One Valley's 1998 Annual Report to Shareholders.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                            1998 Annual Report
                                                                              to Shareholders
           Index                                                                  Page(s)
           -----                                                                  -------

(a) 1.     Financial Statements

           Consolidated Financial Statements of One Valley Bancorp,
           Inc., incorporated by reference in Part II, Item 8, of this report.

                     Consolidated Balance Sheets at December 31, 1998,
                     and 1997                                                       28

                     Consolidated Statements of Income for the years
                     ended December 31, 1998, 1997 and 1996                         29

                     Consolidated Statements of Shareholders' Equity for
                     the years ended December 31, 1998, 1997 and 1996               30

                     Consolidated Statements of Cash Flows for the years
                     ended December 31, 1998, 1997 and 1996                         31

                     Notes to Consolidated Financial Statements                    32-45

                     Report of Independent Auditors                                 46

(a) 2.     Financial Statement Schedules

           One Valley omits all schedules, because the required information is inapplicable or the information is presented in the Consolidated
           Financial Statements or related Notes.

(a) 3. Exhibits Required to be Filed by Item 601 of Regulation S-K and Item 14(c) of Form 10-K

           See Index to Exhibits.                                                   21

(b)        Reports on Form 8-K

           None.

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


                             By:      /s/ James A. Winter
                                     -------------------------------------------
                                      JAMES A. WINTER,
                                      Senior Vice President and Chief Accounting
                                      Officer (Principal Accounting Officer)

March 17, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


                  SIGNATURE                               TITLE                   DATE
/s/ Phyllis H. Arnold                                   Director             March 17, 1999
-------------------------------
PHYLLIS H. ARNOLD

/s/ Charles M. Avampato                                 Director             March 17, 1999
-------------------------------
CHARLES M. AVAMPATO

/s/ Robert F. Baronner                                  Director             March 17, 1999
-------------------------------
ROBERT F. BARONNER





                  SIGNATURE                              TITLE                    DATE

/s/ Dennis M. Bone                                     Director              March 17, 1999
-------------------------------
DENNIS M. BONE

/s/ James K. Brown                                     Director              March 17, 1999
-------------------------------
JAMES K. BROWN

/s/ James K. Candler                                   Director              March 17, 1999
-------------------------------
JAMES K. CANDLER


/s/ Nelle Ratrie Chilton                               Director              March 17, 1999
-------------------------------
NELLE RATRIE CHILTON

/s/ H. Rodgin Cohen                                    Director              March 17, 1999
-------------------------------
H. RODGIN COHEN

/s/ James L. Davidson, Jr.                             Director              March 17, 1999
-------------------------------
JAMES L. DAVIDSON, JR.

/s/ Ray Marshall Evans, Jr.                            Director              March 17, 1999
-------------------------------
RAY MARSHALL EVANS, JR.

/s/ James Gabriel                                      Director              March 17, 1999
-------------------------------
JAMES GABRIEL

/s/ Thomas E. Goodwin                                  Director              March 17, 1999
-------------------------------
THOMAS E. GOODWIN

/s/ Bob M. Johnson                                     Director              March 17, 1999
-------------------------------
BOB M. JOHNSON

/s/ Robert E. Kamm, Jr.                                Director              March 17, 1999
--------------------------------
ROBERT E. KAMM, JR.

/s/ John D. Lynch                                      Director              March 17, 1999
--------------------------------
JOHN D. LYNCH

/s/ Edward H. Maier                                    Director              March 17, 1999
--------------------------------
EDWARD H. MAIER




                  SIGNATURE                              TITLE                    DATE

/s/ J. Holmes Morrison                             President, Chief          March 17, 1999
-------------------------------                  Executive Officer and
J. HOLMES MORRISON                                     Director


/s/ Charles R. Neighborgall, III                       Director              March 17, 1999
--------------------------------
CHARLES R. NEIGHBORGALL, III

/s/ John L. D. Payne                                   Director              March 17, 1999
-------------------------------
JOHN L. D. PAYNE

/s/ Angus E. Peyton                                    Director              March 17, 1999
-------------------------------
ANGUS E. PEYTON

/s/ Lacy I. Rice, Jr.                                  Director              March 17, 1999
-------------------------------
LACY I. RICE, JR.

/s/ Brent D. Robinson                                  Director              March 17, 1999
-------------------------------
BRENT D. ROBINSON

/s/ James W. Thompson                                  Director              March 17, 1999
-------------------------------
JAMES W. THOMPSON

/s/ W. Lowrie Tucker, III                              Director              March 17, 1999
-------------------------------
W. LOWRIE TUCKER, III

/s/ J. Lee Van Metre, Jr.                              Director              March 17, 1999
-------------------------------
J. LEE VAN METRE, JR.


/s/ Richard B. Walker                                  Director              March 17, 1999
-------------------------------
RICHARD B. WALKER

                                                       Director              March 17, 1999
-------------------------------
H. BERNARD WEHRLE, III

/s/ John H. Wick, III                                  Director              March 17, 1999
--------------------------------
JOHN H. WICK, III

/s/ Thomas D. Wilkerson                                Director              March 17, 1999
-------------------------------
THOMAS D. WILKERSON

                                      INDEX TO EXHIBITS

Exhibit No. Description:
------------------------

(3)     Articles of Incorporation and Bylaws

        Exhibit 3.1 Restated Articles of Incorporation of One Valley, filed as part of One Valley's June 30, 1998, Quarterly Report on Form 10-Q and incorporated herein by reference.

        Exhibit 3.2 Amended and Restated Bylaws of One Valley filed as part of One Valley's June 30, 1998, Quarterly Report on Form 10-Q and incorporated herein by reference.

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

        Exhibit 10.4 One Valley Bancorp, Inc., 1993 Amended and Restated Incentive Stock Option Plan found at page 23 herein.

Exhibit 10.5 One Valley Bancorp, Inc., Management Incentive Compensation Plan, as amended February, 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.6 One Valley Bancorp, Inc., Supplemental Benefit Plan, as amended April 1990, filed as part of One Valley's 1992 Annual Report on Form 10-K and incorporated herein by reference.

Exhibit 10.7 One Valley Bancorp, Inc., Executive Incentive Compensation Plan, dated as of January 1, 1996.

(12) Statement Re Computation of Ratios -- found at page 30 herein.

(13)                  1998 Annual Report to Security Holders -- found at page
                      31 herein.

(21)                  Subsidiaries of Registrant -- found at page 83 herein.

(23a) Consent of Ernst & Young LLP, Independent Auditors -- found at page 84 herein.

(23b) Consent of Cherry, Bekaert & Holland, L.L.P., Independent Auditors -- found at page 85 herein.

(27)                  Financial Data Statement -- Edgar filing only.

(99a) Proxy Statement for the 1999 Annual Meeting of One Valley -- found at page 87 herein.

(99b) Report of Cherry, Bekaert & Holland, L.L.P., Independent Auditors -- found at page 114 herein.