Form 10-Q
period 1999-03-31
ONE VALLEY BANCORP INC
filed 1999-05-17
CIK 351616

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999 was:


                 Common Stock, $10.00 par value - 34,173,281 shares



                              One Valley Bancorp, Inc.

                          Part I.  Financial Information

Item 1.  Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 6 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 7 - 19 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                                   March 31     December 31    March 31
                                                                                     1999          1998         1998
ASSETS
Cash and Due From Banks                                                            $157,688      $155,226     $156,778
Interest Bearing Deposits With Other Banks                                            2,601         3,150        3,288
Federal Funds Sold                                                                        0        50,000        5,364
                                                                                 ----------    ----------   ----------
   Cash and Cash Equivalents                                                        160,289       208,376      165,430
Securities
   Available-for-Sale, at fair value                                              1,271,366     1,307,825    1,410,300
   Held-to-Maturity (Estimated Fair Value,
   March 31, 1999 - $282,896; December 31, 1998 - $287,441;
   March 31, 1998 - $249,668)                                                       276,174       278,267      244,379
Loans
   Total Loans                                                                    4,085,086     3,991,121    3,537,802
   Less: Allowance For Loan Losses                                                   52,645        52,272       47,871
                                                                                 ----------    ----------   ----------
   Net Loans                                                                      4,032,441     3,938,849    3,489,931
Premises & Equipment - Net                                                          102,505       102,863       96,742
Other Assets                                                                        131,144       127,400      135,054
                                                                                 ----------    ----------   ----------
   Total Assets                                                                  $5,973,919    $5,963,580   $5,541,836
                                                                                 ==========    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                            $567,385      $570,664     $498,437
   Interest Bearing                                                               3,985,476     3,982,224    3,750,876
                                                                                 ----------    ----------   ----------
   Total Deposits                                                                 4,552,861     4,552,888    4,249,313
Short-term Borrowings
   Federal Funds Purchased                                                          119,281        36,410       41,481
   Repurchase Agreements and Other Borrowings                                       608,199       693,349      610,760
                                                                                 ----------    ----------   ----------
   Total Short-term Borrowings                                                      727,480       729,759      652,241
Long-term Borrowings                                                                 54,512        35,480       48,872
Other Liabilities                                                                    58,246        49,920       51,007
                                                                                 ----------    ----------   ----------
   Total Liabilities                                                              5,393,099     5,368,047    5,001,433
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                     0             0            0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 39,221,327 shares at March 31, 1999;
      39,135,180 shares at December 31, 1998;
      37,085,721 shares at March 31, 1998                                           392,213       391,352      370,857
   Capital Surplus                                                                   94,412        94,157       91,390
   Retained Earnings                                                                211,908       200,174      167,055
   Accumulated Other Comprehensive Income                                               556         6,450        6,196
   Treasury Stock - 5,048,046 shares at March 31, 1999
      4,392,546 shares at December 31, 1998;
      4,346,846 shares at March 31, 1998; at cost                                  (118,269)      (96,600)     (95,095)
                                                                                 ----------    ----------   ----------
      Total Shareholders' Equity                                                    580,820       595,533      540,403
                                                                                 ----------    ----------   ----------
      Total Liabilities and Shareholders' Equity                                 $5,973,919    $5,963,580   $5,541,836
                                                                                 ==========    ==========   ==========


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                                  For The Three Months
                                                                                                     Ended March 31
                                                                                                    1999         1998
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                                                     $81,768      $73,129
      Tax-Exempt                                                                                      676          680
                                                                                                 --------     --------
            Total                                                                                  82,444       73,809
   Interest on Investment Securities
      Taxable                                                                                      20,049       22,962
      Tax-Exempt                                                                                    3,339        3,124
                                                                                                 --------     --------
            Total                                                                                  23,388       26,086
   Other Interest Income                                                                              134          191
                                                                                                  --------    --------
            Total Interest Income                                                                 105,966      100,086
INTEREST EXPENSE
   Deposits                                                                                        39,201       38,438
   Short-term Borrowings                                                                            8,277        8,970
   Long-term Borrowings                                                                               633          705
                                                                                                 --------     --------
      Total Interest Expense                                                                       48,111       48,113
                                                                                                 --------     --------
Net Interest Income                                                                                57,855       51,973
Provision For Loan Losses                                                                           2,116        2,594
                                                                                                 --------     --------
Net Interest Income
   After Provision For Loan Losses                                                                 55,739       49,379
OTHER INCOME
   Trust Department Income                                                                          3,227        2,890
   Service Charges on Deposit Accounts                                                              4,773        4,168
   Real Estate Loan Processing & Servicing Fees                                                     1,902        1,845
   Other Service Charges and Fees                                                                   4,535        3,166
   Other Operating Income                                                                           1,817        1,738
   Securities Transactions                                                                            403          537
                                                                                                 --------     --------
      Total Other Income                                                                           16,657       14,344
OTHER EXPENSES
   Salaries and Employee Benefits                                                                  21,925       19,331
   Occupancy Expense - Net                                                                          2,284        1,879
   Equipment Expenses                                                                               3,059        2,681
   Outside Data Processing                                                                          2,525        2,301
   Other Operating Expenses                                                                        12,748       12,075
                                                                                                 --------     --------
      Total Other Expenses                                                                         42,541       38,267
                                                                                                  -------      -------
Income Before Taxes                                                                                29,855       25,456
Applicable Income Taxes                                                                             9,912        8,945
                                                                                                 --------     --------
NET INCOME                                                                                        $19,943      $16,511
                                                                                                 ========     ========
NET INCOME PER SHARE
   Basic                                                                                          $  0.58         0.52
   Diluted                                                                                        $  0.57         0.51
Average Shares Outstanding (in thousands)
   Basic                                                                                           34,569       31,836
   Diluted                                                                                         34,940       32,553


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                                        Common       Capital       Retained     Treasury   Comprehensive
                                                         Stock       Surplus       Earnings       Stock        Income       Total
Balance December 31, 1998                              $391,352      $94,157       $200,174      ($96,600)      $6,450    $595,533
Three Months Ended March 31, 1999
   Comprehensive Income:
      Net Income                                             0             0         19,943             0            0      19,943
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                                0             0              0             0       (5,652)     (5,652)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                     0             0              0             0         (242)       (242)
                                                                                                                           --------
      Other Comprehensive Income                                                                                            (5,894)
                                                                                                                           --------
   Comprehensive Income                                                                                                     14,049
   Cash Dividends ($.24 per share)                                                   (8,209)                                (8,209)
   Treasury Shares Purchased                                 0             0              0       (21,669)           0     (21,669)
   Stock Options Exercised                                 861           255              0             0            0       1,116
                                                      --------      --------       --------      --------      -------    --------
Balance March 31, 1999                                $392,213       $94,412       $211,908     ($118,269)        $556    $580,820
                                                      ========      ========       ========      ========     ========    ========


Balance December 31, 1997                             $363,306       $71,782       $157,730      ($95,095)      $5,927    $503,650
Three Months Ended March 31, 1998
   Comprehensive Income:
      Net Income                                             0             0         16,511             0            0      16,511
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                                0             0              0             0          591         591
         Plus:  Reclassification Adjustment For
            Gains Realized in Net Income                    0             0              0             0         (322)       (322)
                                                                                                                          --------
      Other Comprehensive Income                                                                                               269
                                                                                                                          --------
   Comprehensive Income                                                                                                     16,780
   Cash Dividends ($.21 per share)                           0             0         (7,186)            0            0      (7,186)
   FFVA Treasury Shares Reissued                         7,087        19,274              0             0            0      26,361
   Stock Options Exercised                                 464           334              0             0            0         798
                                                      --------      --------       --------      --------     --------    --------
Balance March 31, 1998                                $370,857       $91,390       $167,055      ($95,095)      $6,196    $540,403
                                                      ========      ========       ========      ========     ========    ========


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                                      For The Three Months
                                                                                        Ended March 31
                                                                                      1999          1998
OPERATING ACTIVITIES
   Net Income                                                                       $19,943       $16,511
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                                    2,116         2,594
         Depreciation                                                                 2,750         2,385
         Amortization and Accretion                                                   1,325           863
         Net Gain From Sales of Assets                                                 (403)         (537)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                               1,005        (2,487)
            Accrued Interest Payable                                                   (432)         (581)
            Other Assets and Other Liabilities                                        6,106         1,581
                                                                                   --------      --------
            Net Cash Provided by Operating Activities                                32,410        20,329

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                              33,765        29,524
   Proceeds From Maturities of Securities Available for Sale                        181,621       128,530
   Proceeds From Maturities of Securities Held to Maturity                            8,498         7,717
   Purchases of Securities Available for Sale                                      (189,864)     (242,957)
   Purchases of Securities Held to Maturity                                          (4,905)       (7,756)
   Net Increase In Loans                                                            (95,184)     (109,891)
   Acquisition of Branches, Net of Cash Received                                          0       111,920
   Purchases of Premises and Equipment                                               (2,392)       (2,124)
                                                                                   --------      --------
            Net Cash Used in Investing Activities                                   (68,461)      (85,037)

FINANCING ACTIVITIES
   Net (Decrease)Increase in Interest Bearing and Non-interest Bearing Deposits         (27)       31,923
   Net Increase in Federal Funds Purchased                                           82,871        18,900
   Net (Decrease) Increase in Other Short-term Borrowings                           (85,150)        9,861
   Proceeds From Long-term Borrowings                                                19,150             0
   Repayment of Long-term Debt                                                         (118)           (3)
   Proceeds From Issuance of Common Stock                                             1,116        27,159
   Purchase of Treasury Stock                                                       (21,669)            0
   Dividends Paid                                                                    (8,209)       (7,186)
                                                                                   --------      --------
            Net Cash (Used in) Provided by Financing Activities                     (12,036)       80,654
                                                                                   --------      --------
              (Decrease) Increase in Cash and Cash Equivalents                      (48,087)       15,946

Cash And Cash Equivalents at Beginning of Year                                      208,376       149,484
                                                                                   --------      --------
Cash And Cash Equivalents, March 31                                                $160,289      $165,430
                                                                                   ========      ========
</          LE>



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


Note B - Net Income Per Common Share

     Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One
Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 371,000 and 717,000 for the first quarter of 1999 and 1998 respectively.


Note C - Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 131, "Disclosures About
Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement requires public companies to disclose certain information about reportable operating segments in complete sets of financial statements of the company and in interim condensed financial statements. One Valley's reportable operating segments are currently confined to one segment, which is community banking.

     In June 1998, the FASB issued Statement No. 133,  "Accounting for
Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes
"special" accounting for fair value, cash flow, and foreign currency hedges.
FAS 133 is effective for years beginning after June 15, 1999 and the impact of adopting this statement by One Valley in year 2000 cannot be determined at this time.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
Operations

March 31, 1999


INTRODUCTION AND SUMMARY

     Net income for the first quarter of 1999 totaled $19.9 million, a 20.8% increase over the $16.5 million earned in the same quarter of 1998. On a per share basis, diluted net income per share increased by 11.8% to $0.57 from the $0.51 earned in the first quarter of 1998. The improvement in earnings during the quarter is primarily due to higher net interest income and non-interest income which more than offset the increase in non-interest expense.
The first quarter of 1998 was also impacted by one-time charges of $1.1 million with the FFVA merger.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.34% for the first three months of 1999, up from the 1.24% earned during the same period of 1998.
Return on average equity (ROE) also increased to 13.44% from the 12.78% reported for the first quarter of 1998.

     The financial results include the acquisition of fifteen branches from the Wachovia Corporation that occurred on February 19, 1998. At the date of purchase, these fifteen branches had total loans of $125 million and total deposits of $283 million. Consolidated results for 1998 include the operations of the fifteen branches only from the date of purchase.

     Also, on August 7, 1998, One Valley acquired Summit Bankshares, Inc.
(Summit), a bank holding company that operated nine branches in and around
Lexington, Virginia. As of August 7, 1998, Summit had $199 million in total assets, $149 million in total loans, and $181 million in total deposits. The transaction was accounted for as a pooling-of-interests. However, due to the immaterial impact on One Valley's financial statements, the balances and results of operations of Summit are included in One Valley's financial statements only from the date of acquisition.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 1999. This discussion should be read in conjunction with the 1998 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 1999, was $60.0 million on a fully tax-equivalent basis, an 11.1% increase over the $54.0 million earned during the same period in 1998. In total, average earning assets increased by $555.1 million or 11.1% for the first three months of 1999 primarily due to a $627.2 million or 18.7% increase in average net loans while average interest bearing deposits increased by $369.4 million or 10.3%. The increase in average loans and deposits is partially due to the fifteen-branch purchase from the Wachovia Corporation in February 1998 and the Summit Bankshares, Inc. acquisition that occurred in August 1998, while the remainder is attributed to internal growth. Total interest income increased $5.9 million from the prior year while total interest expense remained unchanged.

     As shown in the consolidated average balance sheets (page 18), the yield on earning assets declined to 7.84% for the first three months of 1999, down from the 8.23% earned during the same period in 1998. Similarly, the cost of interest bearing liabilities dropped to 4.11% for the first three months of 1999, down from the 4.50% cost of funds reported during the first quarter of 1998. Additional discussion of the changes in balance sheet mix is included later in this report. Due to equivalent declines in the yield earned on earning assets and cost of interest bearing liabilities, the net interest margin remained unchanged at 4.33% for the first three months of 1999. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise or sharp decrease in interest rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.


Credit Experience

     The provision for loan losses was $2.1 million for the three months ended March 31, 1999, a $478,000 decrease from the provision during the first quarter of 1998. The decrease in the provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. Net charge-offs for the first quarter were unchanged at $1.7 million. However, as a percentage of average total loans, net charge-offs in the first three months of 1999 decreased to 0.17% on an annualized basis, down from an annualized 0.21% during the same period in 1998, and from the 0.18% charge-off ratio for the full year of 1998. The decline in the net charge-off ratio is primarily due to a lower percentage of charge-offs.

     Total non-performing assets at March 31, 1999, were 0.24% of period-end loans, down from the 0.32% at March 31, 1998 and unchanged from December 31, 1998. Non-accrual loans totaled $8.5 million at March 31, 1999, $937,000 or
9.9% below last year's level, while foreclosed properties were $779,000 or 40.0% below last year's level. At March 31, 1999, the allowance for loan losses was sufficient to absorb over five times the amount of those non-performing assets. Loans past due over 90 days were 0.13% of outstanding loans at March 31, 1999, down from the 0.19% at year-end 1998 and unchanged from March 31, 1998. An analysis of the allowance for loan losses and non-performing assets is included on page 17.

     With the improved credit quality and the continued growth of loans outstanding, the allowance for loan losses in relationship to loans outstanding has declined to 1.29% at March 31, 1999 compared to 1.31% at
year-end and 1.35% one year ago.   However, in management's opinion, the
allowance for loan losses remains adequate to absorb the current estimated risk of loss in the existing loan portfolio.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first three months of 1999 was 1.89%, down from 1.95% during all of 1998 and down from the 1.96% for the first three months of 1998. The improvement in the net overhead ratio during the first three months of 1999 was the result of a 11.1% growth in average earning assets from one year ago while net overhead increased by 7.5% from the same period in 1998. The increase in net overhead is partially due to the additional operations of the fifteen branches purchased in February, 1998 and the nine locations acquired through the merger with Summit Bankshares in August, 1998.

     Total non-interest income excluding securities transactions was $16.3 million through the first three months of 1999, up 17.7% from the $13.8 million non-interest income earned during the same period in 1998. Trust income increased by 11.7% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 14.5% in the first three-month comparison mainly due to a higher level of customer activity from the twenty-four new branches acquired in Virginia during 1998. Real estate loan processing and service fees increased by $57,000 over the first three months of 1998.
Other service charges and fees increased by 43.2% over the first three months of 1998, primarily due to increases in credit/debit card activity, investment and insurance commissions, and other banking services provided to customers.

     Total non-interest expense was $42.5 million during the first three months ended March 31, 1999, a 11.2% increase over the $38.3 million during the same period in 1998. This increase is largely due to the operations of the fifteen branches acquired during February 1998 and the nine branches acquired through the Summit merger that occurred in August 1998.  Staff costs increased by 13.4% from the level one-year ago primarily due to the additional staff from the new branches and normal salary and benefit increases. Occupancy expense increased by 21.6% from the same period last year principally due to the increased facilities cost related to the twenty-
four new branches.  Equipment expenses increased 14.1% from last year's level primarily due to higher maintenance and depreciation costs related to the new branches and technology upgrades that occurred in 1998.  Outside data processing expense increased by 9.7% from the same period in 1998, primarily
due to costs to process the increase in credit/debit card activity.   Other
operating expenses increased by $673,000 or 5.6% in the first three months of
1999, largely due to increased intangible amortization from the 1998 acquisition activity, as well as costs such as telephone, postage, and courier service associated with the related increase in One Valley's customer base.

     Income tax expense increased by $967,000, or 10.8%, for the first three months of 1999 compared with the same period in 1998. The increase in taxes is primarily a result of the 17.3% growth in pretax earnings. One Valley's effective income tax rate for the first three months of 1999 was 33.2% compared to 35.1% during the first three months of 1998. The decline in effective tax rate is due to a change in the state taxation of the Virginia affiliates from an income tax to a franchise tax.


FINANCIAL CONDITION

Asset Structure

     Total loans at March 31, 1999, were $547.3 million or 15.5% higher than March 31, 1998. Approximately $148.7 million of the loans were acquired through the merger with Summit Bankshares in August 1988, while the remaining increase is due to strong loan demand over the past twelve months. Since year-end 1998 total loans have increased by 2.4% or $94.0 million. As a result, the consolidated loan-to-deposit ratio has increased to 89.7% at March 31, 1999, compared to 83.3% at March 31, 1998. The increase in total loans is primarily in one-to-four family, commercial real estate loans, and consumer auto loans.

     Investment portfolio assets decreased $38.6 million or 2.4% from the level at year-end and by $107.1 million or 6.5% from the level one-year ago.
The decline in the investment portfolio is primarily due to normal security maturity patterns whereby a portion of the proceeds were used to fund One
Valley's strong loan growth.

     Securities designated as available-for-sale at March 31, 1999 had a historical cost of $1.270 billion, with an unrealized gain of approximately
$822,000. This unrealized gain increased shareholders' equity by $556,000, net of $266,000 in deferred income taxes. At year-end December 31, 1998, and March 31, 1998, securities available-for-sale had a historical cost of $1.297 billion and $1.400 billion, with an unrealized gain of approximately $10.4 million at year-end, and an unrealized gain of approximately $10.1 million at March 31, 1998. The unrealized gains increased shareholders' equity by $6.5 million and $6.2 million, net of deferred income taxes, respectively. The unrealized loss of $5.6 million was the result of a decline in the market valuation during the first quarter of 1999.

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

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page
18), average tax-exempt securities in the first three months of 1999 increased by 10.6% or $25.2 million over the average during the first three months of 1998. One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

     As of March 31, 1999, Federal funds sold were zero. When compared to March 31, 1998, and December 31, 1998, federal funds sold deceased by $5.3 million and $50.0, respectively. Fluctuations in Federal funds sold are normal and largely due to planned changes in One Valley's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at March 31, 1999, remained steady from the level at year-end but increased $303.5 million or 7.1% since March 31, 1998.
Approximately $181.0 million in deposits were acquired through the merger with Summit Bancshares in August 1998. Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One
Valley's core deposits, exclusive of acquisitions, has been in variable rate, index-based deposit accounts. One Valley has also been able to attract non-interest bearing deposits by increasing customer service and convenience through increased electronic banking service and locations. The average rate paid on interest bearing deposits was 4.01% in the first three months of 1999, down from the 4.26% average rate paid for all of 1998, and the 4.34% average rate paid in the first three months of 1998. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley also operates a fully licensed NASD Broker/Dealer subsidiary, an Insurance Agency subsidiary and continues to expand other product lines.

     Total short-term borrowings decreased by $2.3 million or 0.3% from the year-end level, but increased $75.2 million or 11.5% from the level at March
31, 1998. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings from March 31, 1998, has been used to fund loan growth and optimize the yield and duration of the investment portfolio as planned under One Valley's asset/liability management program. The average rate paid on these short-term borrowings has decreased from 5.27% during the first three months of 1998 to 4.57% during the same period of 1999. By comparison, the yield on the investment portfolio during the same time frame, declined from 6.78% during the first three months of 1998 to 6.43% during the same period of 1999.

     To hedge against potential rising interest rates on its indexed money market core deposit accounts, One Valley entered into an interest rate swap agreement during 1998. During the first quarter of 1999, One Valley entered into two additional rate swap agreements as part of its asset/liability management strategy. The effect of these derivative financial instruments on One Valley's operating results has been immaterial to date.

     Long-term borrowings increased by $5.6 million since March 31, 1998 and $19.0 million since December 31, 1998. The increase since year-end is due largely to $14.1 million of amortizing FHLB borrowings used to fund certain mortgage lending activities. As a result, One Valley now has $54.5 million of long-term FHLB borrowings with repayment schedules from one to ten years.

Capital Structure and Liquidity

     One Valley's equity-to-asset ratio was 9.7% at March 31, 1999, down slightly from the 10.0% at December 31, 1998 and the 9.8% at March 31, 1998. During the first quarter of 1999, One Valley's Board of Directors authorized the repurchase of 1.5 million shares of One Valley common stock.
The decrease in the equity-to-asset ratio is primarily the result of the 655,500 shares of stock purchased during the first quarter of 1999. One
Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing prospects for improving long-term profitability and shareholder value. One Valley's cash dividend, totaling $0.24 per share for the first quarter of 1999, was up
14.3% over the $0.21 per share dividend during the same period in 1998.  One
Valley's dividend policy, coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. One
Valley's risk based capital ratio at March 31, 1999 was 15.1%, well above the 8.0% required, while its Tier I capital ratio was 13.9%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.9% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

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


YEAR 2000 READINESS DISCLOSURE

Introduction

     One Valley recognizes the significant potential risk associated with the Year 2000 or Y2K issue and the challenge its poses. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a year. Consequently, these computer programs do not properly recognize a year that begins with 20XX instead of 19XX. Beginning January 1, 2000, computer applications that use dates for computations, comparisons and sorting may produce incorrect results or fail due to an invalid interpretation of the date. The potential risk is not limited to computers and related software applications, but extends to telephones, security systems, copiers, FAX machines or any apparatus that utilizes computer technology. The full extent of the potential impact of Y2K is not yet known, but it could adversely affect national or global economies.

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

Project Overview

     One Valley's project includes five phases: Awareness, Assessment, Renovation (or remediation), Validation (or testing), and Implementation.
Each phase is described below. The phases indicate the order and method of One Valley's approach to Year 2000 concerns. Elements of different phases overlap, and different systems are at varying levels of completion within each phase. Systems that are mission critical have been addressed first.

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

     In the Assessment Phase, One Valley identified its critical information technology (IT) systems and performed a company-wide inventory of all systems, software, hardware, equipment and components that potentially could be affected by Y2K. During this phase, One Valley established project time lines, allocated resources and established the methodology to monitor the Y2K readiness of the IT Systems provided by third parties, as well as its non-IT
Systems. One Valley also determined the Y2K readiness of its in-house IT
Systems and components, and reported progress to senior management and the Board of Directors on a regular basis. During this phase, One Valley identified four general areas of potential susceptibility to Y2K issues:
Major IT Systems provided by third parties, Internal IT Systems, Non-IT
Systems, including communications infrastructure and physical facilities, and interruption to customers' business. One Valley also identified which systems were "mission critical" in terms of its operations and customer service. The
Assessment Phase was completed in the fourth quarter of 1997.

     In the Renovation Phase, One Valley's third-party IT providers implemented program changes to accommodate the Y2K issues and conducted internal testing, which was completed for all systems defined as mission critical in 1998. In addition, during this phase One Valley began reprogramming its internal IT and non-IT Systems to accommodate Y2K. Most internal IT Systems and non-IT Systems have not been designated as mission critical to One Valley. Those that were deemed mission critical were renovated or replaced during 1998. During this phase, One Valley is also focusing on its customers' readiness for and susceptibility to Y2K concerns.
One Valley anticipates that the remaining renovation of systems that are not mission critical will be completed by the end of the second quarter of 1999.

     In the Validation Phase, One Valley and its third party IT providers test the renovated applications and components to make sure they are Y2K ready. This phase has been very active during late 1998 and early 1999.

     The Implementation Phase began during the fourth quarter of 1998.
During the first part of this phase, vendors completed upgrading of the applications, systems and other components, and Y2K ready programs for mission critical functions were put into production at One Valley. The balance of this final phase will be completed by the end of the second quarter of 1999.

Project Status

     One Valley's major IT Systems are provided by the companies which are among the largest service providers in the world and are recognized as among the leading firms in their respective lines of business. The major IT Systems provided by these third parties consist of those which process mortgage loans, credit cards, commercial and installment loans, deposits, investments, and trust services. One Valley uses its Internal IT Systems to collect and format data that is then sent to and processed by these third parties. The resulting information is then available to One Valley. The third party service providers, in some cases, also generate statements for mailing directly to customers.

     One Valley has continually monitored the Y2K progress of these third parties and has determined that progress to date is acceptable. These systems have each been renovated, tested by the vendor, are in use by One Valley now, and are running on the remediated Y2K software. The Y2K upgrading of all mission critical IT Systems provided by third parties is complete. Because most of One Valley's mission critical systems are supplied by third party vendors, validation by the vendors occurred first. The up-graded system was then put into production at One Valley and further testing by One Valley will continue throughout 1999. One Valley is in the process of conducting time dimension testing of these third-party IT Systems, and in doing so utilizes its own testing, proxy testing, logical partition testing, or the most appropriate combination thereof.

     One Valley's Internal IT Systems are primarily used to capture and prepare data to be transmitted to its third party IT Systems providers. One
Valley is in various stages of renovating, validating and implementing these systems, with completion anticipated by the second quarter of 1999. As part of a planned upgrade of its systems, by the end of the second quarter of 1999, One Valley will have replaced all of its personal computers with models that are Y2K ready. In addition, One Valley has over 280 ATMs in its network, all of which have been validated by the vendor and are using Y2K compliant software. It is anticipated that testing of these ATMs by One Valley will be completed by the end of the second quarter of 1999. One Valley's IT Systems also include network servers, routers and related software. The upgrading or replacement of One Valley's servers and routers and related software is approximately 90% to 95% complete and is expected to be finished by the end of the second quarter of 1999.

     Another important part of One Valley's operations includes its non-IT
Systems, primarily facilities and equipment. Basic utilities, such as telephone, gas and electrical service, as well as heating and cooling systems, could be adversely affected by the Y2K. One Valley has performed an inventory of its facilities and has tested or developed plans to test, to the extent possible, applicable equipment for Year 2000 compliance. One Valley has determined that all of its vaults are Y2K ready. Outside companies, primarily utilities, which provide these non-IT services, have indicated to One Valley that they plan to be Y2K ready by the end of 1999, and to date One
Valley is not aware of any non-IT system provider with a Y2K issue that would materially impact One Valley's operations. However, beyond these assurances, One Valley has no means of insuring or verifying that these non-IT Systems will be Y2K ready, and the impact of a failure in these systems is not determinable.

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

     One Valley has also incorporated a Y2K readiness assessment in its credit risk evaluations of corporate borrowers falling within certain parameters. As of June 30, 1998, corporate borrowers were preliminarily assessed as to their level of Year 2000 risk based upon their line of business, their degree of reliance on computer hardware and software, and their historic response to strategic challenges. A full assessment of medium and high-risk customers and industries was undertaken, including a questionnaire and a site visit in some instances. In addition, the results of One Valley's evaluations have been analyzed by industry segment to provide
Y2K risk profiles by industry. Corporate borrowers in those industries with a significant inherent Y2K risk receive greater scrutiny. One Valley plans to monitor closely customers and industries judged to be high risk, and credit analyses on new and existing credits include evaluation of Year 2000 readiness.

     Although One Valley has implemented and made significant progress toward completing its Y2K project, there are uncertainties which, due to their unprecedented nature, simply cannot be fully evaluated. For example, the extent of interplay between payment systems is unclear, and it is not known how the potential failure of one aspect of that complex system might adversely impact other elements. In addition, although testing will be completed for each significant system, it is not possible to independently verify each vendor's vendors. It is unknown how a problem at one discrete point in the chain of service could impact an entire system.

     Management believes it has an effective project in place to resolve the Y2K issues within One Valley in a timely manner. In the event of a vendor, governmental, utility, customer or other Y2K failure, the Company may be unable to perform some or all of the functions related to its customers' financial transactions. The impact and duration of such inability would depend upon the extent of the Y2K-related failure or failures. While One
Valley believes that it is taking the steps appropriate to prevent a Y2K failure on its part, because One Valley's ability to perform is linked to the performance of others, certainty is not possible. In addition, the potential for disruptions in the economy generally resulting from Y2K issues remains unknown and could also materially adversely affect One Valley and its customers. If system failures occur for any reason, One Valley and its customers could also be subject to litigation. The likelihood of such events and their impact on One Valley cannot be reasonably estimated at this time.

     One Valley has completed, and is in the process of testing, the contingency plan for the possibility of business disruption due to Y2K issues. The Y2K contingency plan expands existing business continuity plans, contemplating specific Y2K scenarios. As part of that process One Valley has assessed the potential business impact of a failure of each of its important systems and determined the need for contingency planning on a system by system basis. One Valley's contingency plans focus upon IT Systems failures by its vendors, as well as widespread disruptions of telecommunications and electrical power, all of varying duration. There can be no assurance, however, that contingency planning will be adequate for all possible events.

Project Costs

     Expenses directly related to Y2K have been incurred, such as staff costs and informational conferences and seminars for employees and customers.
These costs have been immaterial to date. Since third party vendors provide most of One Valley's IT Systems under the terms of fixed price contracts, One
Valley has had to date, no material direct expense as a result of vendor's upgrades to those systems as a result of Y2K concerns. It is possible, however, that these vendors may attempt to recover some of their Y2K-related costs by way of future price increases upon renewal of their respective contracts.

     One Valley has been very aggressive in upgrading its internal IT
Systems infrastructure, most of which are capital improvements attributed to planned upgrades in technology to modernize the way One Valley performs its day-to-day operations, and not solely the result of Y2K concerns.

     The total cost of the Y2K project, consisting primarily of computer upgrades for One Valley's IT Systems which were the result of or accelerated by Y2K concerns, is estimated to be approximately $5.4 million, which includes estimated payroll costs of those with significant responsibility for the Y2K project. To date, One Valley has incurred over $4.0 million of these total estimated expenditures. One Valley does not separately track all internal costs incurred for the Y2K project, which are principally payroll costs for its information technology employees and others involved in the Y2K project. Virtually all of the project costs are attributable to the purchase of new software and operations equipment, which will be capitalized.




ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                            For The Three Months
                                                                                Ended March 31
                                                                              1999         1998
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                                             $52,272      $45,048
   Loan Losses                                                                2,236        2,252
   Loan Recoveries                                                              493          509
                                                                            -------      -------
      Net Charge-offs                                                         1,743        1,743
   Balance of Acquired Subsidiary                                                 0        1,972
   Provision For Loan Losses                                                  2,116        2,594
                                                                            -------      -------
   Balance, End of Period                                                   $52,645      $47,871
                                                                            =======      =======

Total Loans, End of Period                                               $4,085,086   $3,537,802
Allowance For Loan Losses As a % of Total Loans                                1.29         1.35
                                                                         ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                         $8,519       $9,456
   Foreclosed Properties                                                      1,171        1,950
                                                                            -------      -------
   Total Non-Performing Assets                                               $9,690      $11,406
                                                                            =======      =======

Non-Performing Assets As a % of Total Loans                                    0.24         0.32

Loans Past Due Over 90 Days                                                  $5,249       $4,574
Loans Past Due Over 90 Days As a % of Total Loans                              0.13         0.13


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                                                             Three Months Ended March 31
                                                                           1999                      1998
                                                                          Amount   Yield/Rate       Amount  Yield/Rate
                                                                                      (pct.)                   (pct.)
ASSETS
Loans
   Taxable                                                               $3,984,124    8.29        $3,352,058   8.82
   Tax-Exempt                                                                44,856    9.40            43,042   9.86
                                                                         ----------                ----------
      Total                                                               4,028,980    8.30         3,395,100   8.83
   Less: Allowance for Losses                                                52,876                    46,226
                                                                         ----------                ----------
      Net Loans                                                           3,976,104    8.41         3,348,874   8.95
Securities
   Taxable                                                                1,304,919    6.15         1,399,441   6.56
   Tax-Exempt                                                               262,807    7.82           237,641   8.09
                                                                         ----------                ----------
      Total                                                               1,567,726    6.43         1,637,082   6.78
Federal Funds Sold & Other                                                   11,075    4.91            13,833   5.60
                                                                         ----------                ----------
   Total Earning Assets                                                   5,554,905    7.84         4,999,789   8.23
Other Assets                                                                377,977                   343,108
                                                                         ----------                ----------
   Total Assets                                                          $5,932,882                $5,342,897
                                                                         ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                                                              $3,965,195    4.01        $3,595,839   4.34
   Short-term Borrowings                                                    734,717    4.57           690,599   5.27
   Long-term Borrowings                                                      43,766    5.87            47,057   6.08
                                                                         ----------                ----------
      Total Interest
         Bearing Liabilities                                              4,743,678    4.11         4,333,495   4.50
Non-interest Bearing Deposits                                               542,757                   445,032
Other Liabilities                                                            52,692                    47,699
                                                                         ----------                ----------
   Total Liabilities                                                      5,339,127                 4,826,226
Shareholders' Equity                                                        593,755                   516,671
                                                                         ----------                ----------
   Total Liabilities & Equity                                            $5,932,882                $5,342,897
                                                                         ==========                ==========

Interest Income To Earning Assets                                                      7.84                     8.23
Interest Expense To Earning Assets                                                     3.51                     3.90
                                                                                     ------                   ------
Net Interest Margin                                                                    4.33                     4.33
                                                                                     ======                   ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                                    One Valley Bancorp, Inc.

                                  Part II.  Other Information




Item 6.   Exhibits and Reports on Form 10-Q

     a)   Exhibit

          27. Financial Data Schedule - electronic filing only

     b)   Reports on Form 8-K

          One Valley did not file any reports on Form 8-K during the three months ended March 31, 1999.



                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  One Valley Bancorp, Inc.

DATE: May 17, 1999


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