Form 10-Q
period 1999-06-30
ONE VALLEY BANCORP INC
filed 1999-08-13
CIK 351616

123456789012345678901234567890123456789012345678901234567890123456789

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   (x)    No
The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999 was:


                Common Stock, $10.00 par value -33,435,950 shares


<PAGE)
One Valley Bancorp, Inc.

Part I.  Financial Information

Item 1.              Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 -
 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 19 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                                   June 30      December 31   June 30
                                                                                     1999          1998         1998
ASSETS
Cash and Due From Banks                                                            $159,479      $155,226     $155,574
Interest Bearing Deposits With Other Banks                                            3,519         3,150        1,990
Federal Funds Sold                                                                        0        50,000       47,042
                                                                                 ----------    ----------   ----------
   Cash and Cash Equivalents                                                        162,998       208,376      204,606
Securities
   Available-for-Sale, at fair value                                              1,456,371     1,307,825    1,386,666
   Held-to-Maturity (Estimated Fair Value,
   June 30, 1999 - $268,977; December 31, 1998 - $287,433;
   June 30, 1998 -  $247,966)                                                       270,073       278,267      241,600
Loans
   Total Loans                                                                    4,173,003     3,991,121    3,674,682
   Less: Allowance For Loan Losses                                                   53,407        52,272       48,907
                                                                                 ----------    ----------   ----------
   Net Loans                                                                      4,119,596     3,938,849    3,625,775
Premises & Equipment - Net                                                          102,505       102,863       97,645
Other Assets                                                                        140,900       127,400      131,773
                                                                                 ----------    ----------    ---------
   Total Assets                                                                  $6,252,443    $5,963,580   $5,688,065
                                                                                 ==========    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                            $576,115      $570,664     $541,430
   Interest Bearing                                                               3,988,230     3,982,224    3,706,848
                                                                                 ----------    ----------    ---------
   Total Deposits                                                                 4,564,345     4,552,888    4,248,278
Short-term Borrowings
   Federal Funds Purchased                                                           35,666        36,410       29,671
   Repurchase Agreements and Other Borrowings                                       723,972       693,349      757,031
                                                                                 ----------    ----------   ----------
   Total Short-term Borrowings                                                      759,638       729,759      786,702
Long-term Borrowings                                                                330,369        35,480       41,862
Other Liabilities                                                                    50,717        49,920       59,201
                                                                                 ----------    ----------    ---------
   Total Liabilities                                                              5,705,069     5,368,047    5,136,043
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                   0             0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 39,387,996 shares at June 30, 1999;
      39,135,180 shares at December 31, 1998;
      37,162,154 shares at June 30, 1998;                                           393,880       391,352      371,622
   Capital Surplus                                                                   96,357        94,157       91,569
   Retained Earnings                                                                224,497       200,174      178,331
   Accumulated Other Comprehensive Income                                           (14,277)        6,450        5,595
   Treasury Stock - 5,952,046 shares at June 30, 1999;
      4,392,546 shares at December 31, 1998;
      4,346,846 shares at June 30, 1998;                                           (153,083)      (96,600)     (95,095)
                                                                                 ----------    ----------    ---------
      Total Shareholders' Equity                                                    547,374       595,533      552,022
                                                                                 ----------    ----------    ---------
      Total Liabilities and Shareholders' Equity                                 $6,252,443    $5,963,580   $5,688,065
                                                                                 ==========    ==========   ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                     For The Three Months       For The Six Months
                                                                         Ended June 30             Ended June 30
                                                                      1999          1998        1999          1998
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                        $84,596       $77,370     $166,364     $150,499
      Tax-Exempt                                                        $786          $675        1,462        1,355
                                                                    --------      --------     --------     --------
            Total                                                     85,382        78,045      167,826      151,854
   Interest on Investment Securities
      Taxable                                                         21,904        22,767       41,953       45,729
      Tax-Exempt                                                       3,434         2,997        6,773        6,121
                                                                    --------      --------     --------     --------
            Total                                                     25,338        25,764       48,726       51,850
   Other Interest Income                                                 561           481          695          672
                                                                    --------      --------     --------     --------
            Total Interest Income                                    111,281       104,290      217,247      204,376
INTEREST EXPENSE
   Deposits                                                           39,137        39,522       78,338       77,960
   Short-term Borrowings                                               8,155         9,150       16,432       18,120
   Long-term Borrowings                                                4,059           700        4,692        1,405
                                                                    --------      --------     --------     --------
      Total Interest Expense                                          51,351        49,372       99,462       97,485
                                                                    --------      --------     --------     --------
Net Interest Income                                                   59,930        54,918      117,785      106,891
Provision For Loan Losses                                              2,339         2,294        4,455        4,888
                                                                    --------      --------     --------     --------
Net Interest Income
   After Provision For Loan Losses                                    57,591        52,624      113,330      102,003
OTHER INCOME
   Trust Department Income                                             3,841         3,070        7,068        5,960
   Service Charges on Deposit Accounts                                 5,370         4,868       10,143        9,036
   Real Estate Loan Processing & Servicing Fees                        1,661         2,036        3,563        3,881
   Other Service Charges and Fees                                      5,182         3,404        9,717        6,570
   Other Operating Income                                              1,181         1,039        2,998        2,777
   Securities Transactions                                                 0           186          403          723
                                                                    --------      --------     --------     --------
      Total Other Income                                              17,235        14,603       33,892       28,947
OTHER EXPENSES
   Salaries and Employee Benefits                                     21,768        19,423       43,693       38,754
   Occupancy Expense - Net                                             2,423         2,065        4,707        3,944
   Equipment Expenses                                                  3,093         2,858        6,152        5,539
   Outside Data Processing                                             2,714         2,893        5,239        5,194
   Other Operating Expenses                                           13,985        12,922       26,733       24,997
                                                                    --------      --------     --------     --------
      Total Other Expenses                                            43,983        40,161       86,524       78,428
                                                                    --------      --------     --------     --------
Income Before Taxes                                                   30,843        27,066       60,698       52,522
Applicable Income Taxes                                               10,214         9,047       20,126       17,992
                                                                    --------      --------      -------      -------
NET INCOME                                                           $20,629       $18,019      $40,572      $34,530
                                                                    ========      ========     ========     ========
NET INCOME PER SHARE
   Basic                                                             $  0.61       $  0.55      $  1.19      $  1.07
   Diluted                                                              0.60          0.54         1.17         1.05
Average Shares Outstanding (in thousands)
   Basic                                                              33,876        32,754       34,220       32,298
   Diluted                                                            34,248        33,434       34,632       32,997


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                                         Common       Capital      Retained     Treasury   Comprehensive
                                                          Stock       Surplus      Earnings      Stock        Income       Total
Balance December 31, 1998                               $391,352     $94,157      $200,174     ($96,600)    $  6,450     $595,533
Six Months Ended June 30, 1999
   Comprehensive Income:
      Net Income                                               0           0        40,572            0            0       40,572
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                                  0           0             0            0      (20,485)     (20,485)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                       0           0             0            0         (242)        (242)
                                                                                                                          -------
      Other Comprehensive Income                                                                                          (20,727)
                                                                                                                          -------
   Comprehensive Income                                                                                                    19,845
   Cash Dividends ($.48 per share)                                                 (16,249)                               (16,249)
   Treasury Shares Purchased                                                                    (56,483)                  (56,483)
   Stock Options Exercised                                 2,528       2,200             0            0            0        4,728
                                                        --------    --------      --------      -------      -------     --------
Balance June 30, 1999                                   $393,880     $96,357      $224,497    ($153,083)    ($14,277)    $547,374
                                                        ========    ========      ========    =========    =========     ========


Balance December 31, 1997                               $363,306     $71,782     $157,730      ($95,095)      $5,927     $503,650
Six Months Ended June 30, 1998
   Comprehensive Income:
      Net Income                                               0           0       34,530             0            0       34,530
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                                  0           0            0             0          102          102
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                       0           0            0             0         (434)        (434)
                                                                                                                         --------
      Other Comprehensive Income                                                                                             (332)
                                                                                                                         --------
   Comprehensive Income                                                                                                    34,198
   Cash Dividends ($.42 per share)                                                (13,929)            0            0      (13,929)
   FFVA Treasury Shares Reissued                           7,087      19,274            0             0            0       26,361
   Stock Options Exercised                                 1,229         513            0             0            0        1,742
                                                        --------    --------     --------      --------     --------     ---------
Balance June 30, 1998                                   $371,622     $91,569     $178,331      ($95,095)      $5,595     $552,022
                                                        ========   =========     ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                                    For The Six Months
                                                                                      Ended June 30
                                                                                    1999          1998
OPERATING ACTIVITIES
   Net Income                                                                     $40,572       $34,530
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                                  4,455         4,888
         Depreciation                                                               5,760         4,939
         Amortization and Accretion                                                 1,077         2,728
         Net Gain From Sales of Assets                                               (403)         (723)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                               801        (3,394)
            Accrued Interest Payable                                                  624        (1,525)
            Other Assets and Other Liabilities                                     (4,368)       14,465
                                                                                 --------      --------
            Net Cash Provided by Operating Activities                              48,518        55,908

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                            33,763        32,482
   Proceeds From Maturities of Securities Available for Sale                      349,498       235,512
   Proceeds From Maturities of Securities Held to Maturity                         16,105        22,308
   Purchases of Securities Available for Sale                                    (565,931)     (330,719)
   Purchases of Securities Held to Maturity                                        (5,870)      (19,620)
   Net Increase In Loans                                                         (184,280)     (248,369)
   Acquisition of Branches, Net of Cash Received                                        0       111,920
   Purchases of Premises and Equipment                                             (5,402)       (5,571)
                                                                                 --------      --------
            Net Cash Used in Investing Activities                                (362,117)     (202,057)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits              11,457        30,888
   Net (Decrease) Increase in Federal Funds Purchased                                (744)        7,090
   Net Increase in Other Short-term Borrowings                                     30,623       156,132
   Proceeds From Long-term Borrowings                                             295,650             0
   Repayment of Long-term Debt                                                       (761)       (7,013)
   Proceeds From Issuance of Common Stock                                           4,728        28,103
   Purchase of Treasury Stock                                                     (56,483)            0
   Dividends Paid                                                                 (16,249)      (13,929)
                                                                                 --------      --------
            Net Cash Provided by Financing Activities                             268,221       201,271
                                                                                 --------      --------
            (Decrease) Increase in Cash and Cash Equivalents                      (45,378)       55,122

Cash And Cash Equivalents at Beginning of Year                                    208,376       149,484
                                                                                 --------      --------
Cash And Cash Equivalents, June 30                                               $162,998      $204,606
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


Note B - Net Income Per Common Share

     Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One Valley's stock option plans.
The effect of dilutive stock options on average shares outstanding was 372,000 and 680,000 for the second quarter of 1999 and 1998 respectively, while the effect was 412,000 and 699,000 for the six months ended June 30, 1999 and 1998, respectively.


Note C - Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for years beginning after June 15, 2000 and the impact of adopting this statement by One Valley in year 2000 cannot be determined at this time.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

June 30, 1999


INTRODUCTION AND SUMMARY

     Net income for the second quarter of 1999 totaled $20.6 million, a 14.5% increase over the $18.0 million earned in the same quarter of 1998. On a diluted basis, net income per share rose by 11.1% to $0.60 from the $0.54 earned in the second quarter of 1998. The improvement in earnings during the quarter is primarily due to higher net interest income through balance sheet growth and an increase in non-interest income due to growth in One Valley's customer base. These increases more than offset the increase in non-interest expense from the expanded branch network.

     Net income for the first six months of 1999 totaled $40.6 million, a 17.5% increase over the first six months of 1998. On a diluted basis, net income per share for the first six-month period was $1.17, an 11.4% increase from the $1.05 reported for the first six months of 1998.

     Return on average assets (ROA) measures how effectively One
Valley utilizes its assets to produce net income. ROA was 1.34% for the first six months of 1999, up from the 1.26% earned during the same period of 1998. Return on average equity (ROE) also increased to 13.91% from the 12.98% reported for the first six months of 1998.

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

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first six months of 1999. This discussion should be read in conjunction with the 1998 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the six months ended June 30, 1999, was $122.2 million on a fully tax-equivalent basis, a 10.2% increase over the $110.9 million earned during the same period in 1998. Average earning assets in the first six months of 1999, increased by $580.2 million or 11.3% over the same period of 1998. During this time period, net average loans increased by $583.5 while average investments declined by $10.4 million.

     To fund this loan growth, average interest bearing liabilities increased by $475.0 million or 10.8% over the first six months of 1998. The increase in interest bearing liabilities resulted in a $2.0 million increase in interest expense. The increase in interest expense was diminished by a decline in the interest rates paid. The increase in average loans and deposits is partially due to the acquisition of Summit Bankshares, Inc. in August 1998, while the remainder is attributed to internal growth.

     As shown in the consolidated average balance sheets (page
19), the yield on earning assets declined to 7.82% for the first six months of 1999, down from the 8.18% earned during the same period in 1998. Similarly, the cost of interest bearing liabilities dropped to 4.10% for the first six months of 1999, down from 4.45% reported for the same period of 1998. Additional discussion of the changes in balance sheet mix is included later in this report. With the decline in the yield on earning assets exceeding the decline in the cost of interest bearing liabilities, the net interest margin decreased to 4.30% from the 4.34% reported in the first six months of 1998. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise or sharp decrease in interest rates would have a slight negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $4.5 million for the six months ended June 30, 1999, a slight decrease from the provision during the same period of 1998. The provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses remains adequate to absorb the current estimated risk of loss in the existing loan portfolio. While net charge-offs through the second quarter increased by $319,000 over the June 1998, net charge offs as a percentage of average total loans decreased to 0.16% on an annualized basis, down from an annualized 0.17% during the same period in 1998, and from the 0.18% charge-off ratio for the full year of 1998.

     Total non-performing assets at June 30, 1999, were 0.22% of period-end loans, down from the 0.28% at June 30, 1998 and 0.24% from December 31, 1998. Non-accrual loans totaled $8.3 million at June 30, 1999, $113,000 or 1.3% below last year's level, while foreclosed properties totaled $811,000 or half of last year's level. At June 30, 1999, the allowance for loan losses was sufficient to absorb over five times the amount of those non-performing assets. Loans past due over 90 days were 0.16% of outstanding loans at June 30, 1999, down from the 0.19% at year-end 1998 and unchanged from June 30, 1998. An analysis of the allowance for loan losses and non-performing assets is included on page 18. With the improved credit quality and the continued growth of loans outstanding, the allowance for loan losses as a percent of loans outstanding has declined to 1.28% at June 30, 1999 compared to 1.31% at year-end and 1.33% one year ago.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first six months of 1999 was 1.86%, down from 1.95% during all of 1998 and 1.96% for the first six months of 1998. The improvement in the net overhead ratio during the first six months of 1999 was the result of a 11.3% growth in average earning assets from one year ago while net overhead increased by only 5.6% from the same period in 1998. The increase in net overhead is partially due to the cost of operating the nine locations acquired through the merger with Summit Bankshares in August 1998.

     Total non-interest income excluding securities transactions was $33.5 million through the first six months of 1999, up 18.7% from the $28.2 million non-interest income earned during the same period in 1998. Trust income increased by 18.6% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 12.3% in the first six-month comparison, due to the increased size of One Valley's customer base and an increase in One Valley's fee structure to reflect market rates. Other service charges and fees increased by 48.0% over the first six months of 1999, primarily due to increases in credit/debit card activity for both retail and corporate customers, investment and insurance commissions, official check processing fees, ATM fees, and other banking services provided to customers.

     Total non-interest expense was $86.5 million during the first six months of 1999, a 10.3% increase over the $78.4 million during the same period in 1998. This increase is partially due to the operations of the nine branches acquired through the Summit merger that occurred in August 1998. Staff costs increased by 12.7% from the level one-year ago primarily due to the additional staff from the new branches and normal salary and benefit increases. Occupancy expense increased by 19.4% from the same period last year due to the increased facilities cost related to the nine new branches, and an increase in building depreciation expense from the remodeling of other branch locations. Equipment expenses increased 11.1% from last year's level primarily due to higher maintenance and depreciation costs related to the new branches and technology upgrades that occurred in 1998. Other operating expenses increased by $1.7 million or 6.9% in the first six months of 1999, largely due to a $0.6 million increase in intangible amortization from the 1998 acquisition activity, a $0.5 million increase in state and local taxes which is partially offset by lower state net income taxes, and increase in costs such as telephone, postage, and courier service associated with the related increase in One Valley's customer base and branch network.

     Income tax expense increased by $2.1 million, or 11.9%, for the first six months of 1999 compared with the same period in 1998. The increase in taxes is primarily a result of the 15.6% growth in pretax earnings. One Valley's effective income tax rate for the first six months of 1999 was 33.2% compared to 34.3% during the first six months of 1998. The slight decline in effective tax rate is partially due to an increase in interest income from tax exempt sources.


FINANCIAL CONDITION

Asset Structure

     Total loans at June 30, 1999, were $4.2 billion, an increase of $498.3 million or 13.6% above June 30, 1998. Approximately $148.7 million of the loans were acquired through the merger with Summit Bankshares in August 1988, while the remaining increase is due to strong loan demand over the past twelve months. As a result of the additional loan growth, the consolidated loan-to-deposit ratio has increased to 91.4% at June 30, 1999, compared to 86.5% at June 30, 1998. The increase in total loans is primarily in one-to-four family residential mortgages, commercial loans primarily secured by real estate, and consumer auto loans. During the second quarter of 1999, One Valley securitized $82.9 million of residential mortgage loans. Adjusting for the loan securitization, loans have increased by 6.6% since year-end 1998.

     Investment portfolio assets increased $140.4 million or 8.9% from the level at year-end and by $98.2 million or 6.0% from the level one-year ago. This increase includes the $82.9 million securitization discussed above. At June 30, 1999 approximately 85% of One Valley's investment portfolio was available-for-sale while the remaining 15% consists of municipal securities to be held-to-maturity. At the time of purchase, management determines the appropriate classification of securities. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors. If management has the positive intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-for-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

     Securities designated as available-for-sale at June 30, 1999 had a historical cost of $1.480 billion, with an unrealized loss of approximately $23.4 million. Due to increases in market interest rates in 1999, the market value of One Valley's securities available-for-sale has declined by approximately $33.8 million since year-end 1998. This decline is expected to be temporary and no charges to operations are anticipated. This unrealized loss lowered shareholders' equity at June 30, 1999 by $14.3 million, net of $9.1 million in deferred income taxes. At year-end December 31, 1998, and June 30, 1998, securities available-for-sale had a historical cost of $1.297 billion and $1.400 billion, with an unrealized gain of approximately $10.4 million and $9.3 million, respectively. The unrealized gains increased shareholders' equity by $6.5 million and $5.6 million, net of deferred income taxes.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 19), average tax-exempt securities in the first six months of 1999 increased by 10.9% or $25.5 million over the average during the first six months of 1998. One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

     As of June 30, 1999, Federal funds sold were zero. When compared to June 30, 1998, and December 31, 1998, Federal funds sold deceased by $47.0 million and $50.0, respectively. On average, Federal funds sold increased $7.1 million or 30.5% since June 1998. Fluctuations in Federal funds sold are normal and largely due to planned changes in One Valley's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at June 30, 1999, increased by $11.5 million from year-end and $316.1 million or 7.4% since June 30, 1998. Approximately $181.0 million in deposits were acquired through the merger with Summit Bancshares in August 1998. Average deposits over the last two quarters have increased at an annualized rate of 3.1%. Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of acquisitions, has been in variable rate, index-based deposit accounts. One Valley has also been able to attract non-interest bearing deposits by increasing customer service and convenience through increased electronic banking service and locations. The average rate paid on interest bearing deposits was 3.97% in the first six months of 1999, down from the 4.26% average rate paid for all of 1998, and the 4.29% average rate paid in the first six months of 1998. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley also operates under a community banking structure a fully licensed NASD Broker/Dealer, an Insurance Agency, and continues to expand other product lines.

     Total short-term borrowings increased by $29.9 million or 4.1% from the year-end level, but decreased $27.1 million or 3.4% from the level at June 30, 1998. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings from December 31, 1998, has been used to fund loan growth and optimize the yield and duration of the investment portfolio as planned under One Valley's asset/liability management program. The average rate paid on these short-term borrowings has decreased from 5.17% during the first six months of 1998 to 4.56% during the same period of 1999. By comparison, the yield on the investment portfolio during the same time frame declined from 6.71% during the first six months of 1998 to 6.41% during the same period of 1999.

     Long-term borrowings increased by $288.5 million since June
30, 1998 and $294.9 million since December 31, 1998. In April 1999, One Valley borrowed $200.0 million in one-to-three year debt from the Federal Home Loan Bank. The proceeds were used to purchase investments with maturity dates in the fourth quarter of this year. Upon maturity, the funds will be available to provide adequate liquidity for customers' potential year-end cash needs. While there was no material impact on net interest income, the borrowing lowered One Valley's net interest margin by 15 basis points in the second quarter and 8 basis points year-to-date. Also during 1999, One Valley has borrowed $40.7 million in ten year amortizing fixed rate notes as funding for certain long-term fixed rate loans. As a result, One Valley now has $325.2 million of long-term FHLB borrowings with repayment schedules from one to ten years.

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


Capital Structure and Liquidity

     One Valley's equity-to-asset ratio was 8.8% at June 30, 1999, down from the 10.0% at December 31, 1998 and the 9.7% at June 30, 1998. Yet, One Valley's risk based capital ratio at June 30, 1999 was 14.3%, well above the 8.0% required, while its Tier I capital ratio was 13.0%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.2% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located. One Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing prospects for improving long-term profitability and shareholder value.

     The decrease in the equity-to-asset ratio is the result of the purchase of treasury shares, the equity effect of the market value decline of the investment portfolio, and the additional borrowings in 1999. In February 1999, One Valley's Board of Directors authorized the repurchase of 1.5 million shares of One Valley common stock. This purchase was completed by the end of the second quarter at a cost of $56.5 million. In July 1999, the Board authorized the repurchase of another 1.5 million shares of One Valley common stock. Purchases under this plan may be made from time-to-time depending upon market conditions.

     One Valley's cash dividend, totaling $0.24 per share for the second quarter of 1999, was up 14.3% over the $0.21 per share dividend during the same period in 1998. One Valley's dividend policy, coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries, which, although restricted by banking regulations, are adequate to meet its cash needs.


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


YEAR 2000 READINESS DISCLOSURE

Introduction

     One Valley recognizes the significant potential risk associated with the Year 2000 or Y2K issue and the challenge it poses. The Y2K problem arose because many existing computer programs use only the last two digits to refer to a year. Consequently, these computer programs do not properly recognize a year that begins with 20XX instead of 19XX. Beginning January 1, 2000, computer applications that use dates for computations, comparisons and sorting may produce incorrect results or fail due to an invalid interpretation of the date. The potential risk is not limited to computers and related software applications, but extends to telephones, security systems, copiers, FAX machines or any apparatus that utilizes computer technology. The full extent of the potential impact of Y2K is not yet known, but it could adversely affect national or global economies.

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

     In the Renovation Phase, One Valley's third-party IT providers implemented program changes to accommodate the Y2K issues and conducted internal testing, which was completed for all systems defined as mission critical in 1998. In addition, during this phase One Valley began reprogramming its internal IT and non-IT Systems to accommodate Y2K. Most internal IT Systems and non-IT Systems have not been designated as mission critical to One Valley. Those that were deemed mission critical were renovated or replaced during 1998. Renovation of systems that are not mission critical was completed during the second quarter of 1999. During this phase, One Valley is also focusing on its customers' readiness for and susceptibility to Y2K concern.

     In the Validation Phase, One Valley and its third party IT providers test the renovated applications and components to make sure they are Y2K ready. This phase was substantially completed at the end of the second quarter of 1999.

     The Implementation Phase began during the fourth quarter of 1998. During the first part of this phase, vendors completed upgrading of the applications, systems and other components, and Y2K ready programs for mission critical functions were put into production at One Valley. The balance of this final phase was completed during the second quarter of 1999.

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

     One Valley has continually monitored the Y2K progress of these third parties and has determined that progress to date is acceptable. These systems have each been renovated, tested by the vendor, are in use by One Valley now, and are running on the remediated Y2K software. The Y2K upgrading of all mission critical IT Systems provided by third parties is complete. Because most of One Valley's mission critical systems are supplied by third party vendors, validation by the vendors occurred first. The up-graded system was then put into production at One Valley and further testing by One Valley will continue throughout 1999. One Valley has completed time dimension testing of these third-party IT Systems, and all other testing required by bank regulators, utilizing its own testing, proxy testing, logical partition testing, or the most appropriate combination thereof.

     One Valley's Internal IT Systems are primarily used to capture and prepare data to be transmitted to its third party IT Systems providers. As part of a planned upgrade of its systems, One Valley has replaced all of its personal computers with models that are Y2K ready. In addition, One Valley has over 280 ATMs in its network, all of which have been validated by the vendor and are using Y2K compliant software. Testing of these ATMs by One Valley was completed during the second quarter of 1999. One Valley's IT Systems also include network servers, routers and related software. The upgrading or replacement of One Valley's servers and routers and related software was completed during the second quarter of 1999.

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

     Although One Valley has implemented its Y2K project, there are uncertainties which, due to their unprecedented nature, simply cannot be fully evaluated. For example, the extent of interplay between payment systems is unclear, and it is not known how the potential failure of one aspect of that complex system might adversely impact other elements. In addition, although testing has been completed for each significant system, it is not possible to independently verify each vendor's vendors. It is unknown how a problem at one discrete point in the chain of service could impact an entire system.

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

     One Valley has completed and tested the contingency plan for the possibility of business disruption due to Y2K issues. The Y2K contingency plan expands existing business continuity plans, contemplating specific Y2K scenarios. As part of that process One Valley has assessed the potential business impact of a failure of each of its important systems and determined the need for contingency planning on a system by system basis. One Valley's contingency plans focus upon IT Systems failures by its vendors, as well as widespread disruptions of telecommunications and electrical power, all of varying duration. In addition to the contingency planning, One Valley has begun the process of event planning. Event planning differs from contingency planning in that is addresses areas beyond typical business continuity. For example, as part of the event planning, checklists and procedures are being developed for the New Year's weekend with results to be reported to a central location. There can be no assurance, however, that contingency and event planning will be adequate for all possible events.

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

     The total cost of the Y2K project, consisting primarily of computer upgrades for One Valley's IT Systems which were the result of or accelerated by Y2K concerns, is estimated to be approximately $5.4 million, which includes estimated payroll costs of those with significant responsibility for the Y2K project. To date, One Valley has incurred over $4.5 million of these total estimated expenditures. One Valley does not separately track all internal costs incurred for the Y2K project, which are principally payroll costs for its information technology employees and others involved in the Y2K project. Virtually all of the project costs are attributable to the purchase of new software and operations equipment, which will be capitalized.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                              For The Three Months       For The Six Months
                                                                  Ended June 30             Ended June 30
                                                                1999         1998         1999         1998
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                               $52,645      $47,871      $52,272      $45,048
   Loan Losses                                                  2,015        1,730        4,251        3,982
   Loan Recoveries                                                438          472          931          981
                                                              -------      -------      -------      -------
      Net Charge-offs                                           1,577        1,258        3,320        3,001
   Balance of Acquired Subsidiary                                   0            0            0        1,972
   Provision For Loan Losses                                    2,339        2,294        4,455        4,888
                                                              -------      -------      -------      -------
   Balance, End of Period                                     $53,407      $48,907      $53,407      $48,907
                                                              =======      =======      =======      =======

Total Loans, End of Period                                                           $4,173,003   $3,674,682
Allowance For Loan Losses As a % of Total Loans                                            1.28         1.33
                                                                                     ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                     $8,274       $8,387
   Foreclosed Properties                                                                    811        1,798
                                                                                        -------      -------
   Total Non-Performing Assets                                                           $9,085      $10,185
                                                                                        =======      =======

Non-Performing Assets As a % of Total Loans                                                0.22         0.28

Loans Past Due Over 90 Days                                                              $6,723       $5,864
Loans Past Due Over 90 Days As a % of Total Loans                                          0.16         0.16

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                         Three Months Ended June 30                           Six Months Ended June 30
                                       1999                      1998                     1999                     1998
                                 Amount   Yield/Rate       Amount   Yield/Rate      Amount   Yield/Rate       Amount   Yield/Rate
                                              (pct.)                    (pct.)                    (pct.)                   (pct.)
ASSETS
Loans
   Taxable                      $4,087,203     8.29        $3,550,720    8.73        $4,035,948    8.29        $3,451,938   8.77
   Tax-Exempt                       51,002     9.51            42,676    9.76            47,946    9.46            42,858   9.81
                                ----------                 ----------                ----------                ----------
      Total                      4,138,205     8.31         3,593,396    8.74         4,083,894    8.30         3,494,796   8.78
   Less: Allowance for Losses       53,300                     48,754                    53,089                    47,497
                                ----------                 ----------                ----------                 ---------
      Net Loans                  4,084,905     8.42         3,544,642    8.86         4,030,805    8.41         3,447,299   8.90
Securities
   Taxable                       1,441,552     6.08         1,419,604    6.42         1,373,613    6.11         1,409,578   6.49
   Tax-Exempt                      256,182     8.25           230,284    8.01           259,476    8.03           233,942   8.05
                                ----------                 ----------                ----------                ----------
      Total                      1,697,734     6.41         1,649,888    6.64         1,633,089    6.41         1,643,520   6.71
Federal Funds Sold & Other          49,457     4.55            32,613    5.92            30,372    4.61            23,275   5.82
                                ----------                 ----------                ----------                 ---------
   Total Earning Assets          5,832,096     7.80         5,227,143    8.14         5,694,266    7.82         5,114,094   8.18
Other Assets                       385,457                    363,973                   381,738                   353,598
                                ----------                 ----------                ----------                 ---------
   Total Assets                 $6,217,553                 $5,591,116                $6,076,004                $5,467,692
                                ==========                 ==========                ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                     $3,996,438     3.93        $3,728,470    4.25        $3,980,903    3.97        $3,662,521   4.29
   Short-term Borrowings           718,672     4.55           723,519    5.07           726,650    4.56           707,150   5.17
   Long-term Borrowings            322,832     5.04            46,761    6.00           184,070    5.14            46,908   6.04
                                ----------                 ----------                ----------                ----------
      Total Interest
         Bearing Liabilities     5,037,942     4.09         4,498,750    4.40         4,891,623    4.10         4,416,579   4.45
Non-interest Bearing Deposits      559,427                    499,195                   551,138                   472,263
Other Liabilities                   47,021                     45,963                    49,841                    46,826
                                ----------                 ----------                ----------                ----------
   Total Liabilities             5,644,390                  5,043,908                 5,492,602                 4,935,668
Shareholders' Equity               573,163                    547,208                   583,402                   532,024
                                ----------                 ----------                ----------                ----------
   Total Liabilities & Equity   $6,217,553                 $5,591,116                $6,076,004                $5,467,692
                                ==========                 ==========                ==========                ==========

Interest Income To Earning Assets              7.80                      8.14                      7.82                     8.18
Interest Expense To Earning Assets             3.53                      3.79                      3.52                     3.84
                                             ------                    ------                    ------                   ------
Net Interest Margin                            4.27                      4.35                      4.30                     4.34
                                             ======                    ======                    ======                   ======

      Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                 One Valley Bancorp, Inc.

               Part II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.

The Regular Annual Meeting of Shareholders of One Valley was held on April 27, 1999. At that meeting the matters set forth below were voted upon. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes concerning each matter and nominee are indicated in the following tabulation.

1. Elections of Directors

                                                  Witheld &
Nominee                For         Against        Absentions
Arnold              26,939,676                     82,153
Avampato            26,940,098                     82,153
Candler             26,938,838                     82,153
Davidson, Jr.       26,935,666                     82,153
Lynch               26,940,098                     82,153
Mork                26,910,450                     82,153
Neighborgall, III   26,920,088                     82,153
Rice, Jr.           26,939,959                     82,153
Tucker, III         26,928,746                     82,153
Van Metre, Jr.      26,914,839                     82,153
Welch               26,932,854                     82,153
Wick, III           26,940,098                     82,153


2. Approve Selection of Auditors
                                                  Withheld &
Nominee                For         Against        Absentions
Ernst & Young LLP   26,895,209     20,577          98,151

Item 6.  Exhibits and Reports on Form 10-Q

     a)  Exhibits

         27. Financial Data Schedule - electronic filing only

     b)  Reports on Form 8-K

         One Valley did not file any reports on Form 8-K during the three months ended June 30, 1999.







                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             One Valley Bancorp, Inc.

DATE: August 13, 1999


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