Form 10-Q
period 1999-09-30
ONE VALLEY BANCORP INC
filed 1999-11-15
CIK 351616

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999 was:


           Common Stock, $10.00 par value -33,387,239 shares

                     One Valley Bancorp, Inc.

                  Part I.  Financial Information

Item 1.     Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 7 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 18 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                            September 30   December 31   September 30
                                                                                1999           1998          1998
ASSETS
Cash and Due From Banks                                                        $156,010       $155,226      $144,495
Interest Bearing Deposits With Other Banks                                        2,677          3,150         4,843
Federal Funds Sold                                                               38,690         50,000        47,951
                                                                             ----------     ----------    ----------
   Cash and Cash Equivalents                                                    197,377        208,376       197,289
Securities
   Available-for-Sale, at fair value                                          1,436,240      1,307,825     1,320,845
   Held-to-Maturity (Estimated Fair Value,
   September 30, 1999 - $267,759; December 31, 1998 -
   $287,441; September 30, 1998 -  $264,816)                                    271,208        278,267       255,264
Loans
   Total Loans                                                                4,317,595      3,991,121     3,902,448
   Less: Allowance For Loan Losses                                               54,155         52,272        51,826
                                                                             ----------     ----------    ----------
   Net Loans                                                                  4,263,440      3,938,849     3,850,622
Premises & Equipment - Net                                                      101,083        102,863       101,781
Other Assets                                                                    143,660        127,400       130,621
                                                                             ----------     ----------    ----------
   Total Assets                                                              $6,413,008     $5,963,580    $5,856,422
                                                                             ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                        $566,235       $570,664      $538,451
   Interest Bearing                                                           4,020,955      3,982,224     3,895,150
                                                                             ----------     ----------    ----------
   Total Deposits                                                             4,587,190      4,552,888     4,433,601
Short-term Borrowings
   Federal Funds Purchased                                                       28,391         36,410        42,925
   Repurchase Agreements and Other Borrowings                                   758,324        693,349       697,391
                                                                             ----------     ----------    ----------
   Total Short-term Borrowings                                                  786,715        729,759       740,316
Long-term Borrowings                                                            429,606         35,480        37,084
Other Liabilities                                                                53,529         49,920        56,897
                                                                             ----------     ----------    ----------
   Total Liabilities                                                          5,857,040      5,368,047     5,267,898
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                 0              0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 39,409,985 shares at September 30, 1999;
      39,135,180 shares at December 31, 1998;
      39,062,296 shares at September 30, 1998;                                  394,100        391,352       390,623
   Capital Surplus                                                               96,440         94,157        94,019
   Retained Earnings                                                            236,333        200,174       189,425
   Accumulated Other Comprehensive Income                                       (15,206)         6,450         9,552
   Treasury Stock - 6,022,746 shares at September 30, 1999;
      4,392,546 shares at December 31, 1998;
      4,346,846 shares at September 30, 1998;                                  (155,699)       (96,600)      (95,095)
                                                                             ----------     ----------    ----------
      Total Shareholders' Equity                                                555,968        595,533       588,524
                                                                             ----------     ----------    ----------
      Total Liabilities and Shareholders' Equity                             $6,413,008     $5,963,580    $5,856,422
                                                                             ==========     ==========    ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                     For The Three Months         For The Nine Months
                                                                     Ended September 30           Ended September 30
                                                                     1999           1998          1999         1998
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                      $86,195        $82,050      $252,559     $232,549
      Tax-Exempt                                                     1,040            675         2,502        2,030
                                                                  --------       --------      --------     --------
            Total                                                  $87,235         82,725       255,061      234,579
   Interest on Investment Securities
      Taxable                                                       22,312         21,897        64,265       67,626
      Tax-Exempt                                                     3,257          3,118        10,030        9,239
                                                                  --------       --------      --------     --------
            Total                                                   25,569         25,015        74,295       76,865
   Other Interest Income                                               285            497           980        1,169
                                                                  --------       --------      --------     --------
            Total Interest Income                                  113,089        108,237       330,336      312,613
INTEREST EXPENSE
   Deposits                                                         39,834         41,356       118,172      119,316
   Short-term Borrowings                                             9,349          9,681        25,781       27,801
   Long-term Borrowings                                              4,888            632         9,580        2,037
                                                                  --------       --------      --------     --------
      Total Interest Expense                                        54,071         51,669       153,533      149,154
                                                                  --------       --------      --------     --------
Net Interest Income                                                 59,018         56,568       176,803      163,459
Provision For Loan Losses                                            2,325          2,593         6,780        7,481
                                                                  --------       --------      --------     --------
Net Interest Income
   After Provision For Loan Losses                                  56,693         53,975       170,023      155,978
OTHER INCOME
   Trust Department Income                                           3,451          2,762        10,519        8,722
   Service Charges on Deposit Accounts                               5,388          5,051        15,531       14,087
   Real Estate Loan Processing & Servicing Fees                      1,431          2,256         4,994        6,137
   Other Service Charges and Fees                                    5,378          3,829        15,095       10,399
   Other Operating Income                                            2,232          1,163         5,230        3,940
   Securities Transactions                                            (303)           266           100          989
                                                                  --------       --------      --------     --------
      Total Other Income                                            17,577         15,327        51,469       44,274
OTHER EXPENSES
   Salaries and Employee Benefits                                   21,832         20,189        65,525       58,943
   Occupancy Expense - Net                                           2,861          2,161         7,568        6,105
   Equipment Expenses                                                3,220          2,955         9,372        8,494
   Outside Data Processing                                           2,705          2,333         7,944        7,527
   Other Operating Expenses                                         13,041         13,270        39,774       38,267
                                                                  --------       --------      --------     --------
      Total Other Expenses                                          43,659         40,908       130,183      119,336
                                                                  --------       --------      --------     --------
Income Before Taxes                                                 30,611         28,394        91,309       80,916
Applicable Income Taxes                                             10,091          9,409        30,217       27,401
                                                                  --------       --------      --------     --------
NET INCOME                                                         $20,520        $18,985       $61,092      $53,515
                                                                  ========       ========      ========     ========
NET INCOME PER SHARE
   Basic                                                           $  0.61        $  0.56       $  1.80      $  1.63
   Diluted                                                            0.61           0.55          1.78         1.60
Average Shares Outstanding (in thousands)
   Basic                                                            33,429         34,058        33,948       32,891
   Diluted                                                          33,736         34,635        34,322       33,513


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                             Accumulated
                                                                                                                Other
                                                     Common        Capital       Retained       Treasury    Comprehensive
                                                     Stock         Surplus       Earnings        Stock         Income      Total
Balance December 31, 1998                           $391,352       $94,157       $200,174      ($96,600)      $6,450     $595,533
Nine Months Ended September 30, 1999
   Comprehensive Income:
      Net Income                                           0             0         61,092             0            0       61,092
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0      (21,596)     (21,596)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0          (60)         (60)
                                                                                                                         --------
      Other Comprehensive Income                                                                                          (21,656)
                                                                                                                         --------
   Comprehensive Income                                                                                                    39,436
   Cash Dividends ($.74 per share)                                                (24,933)                                (24,933)
   Treasury Shares Purchased                               0             0              0       (59,099)           0      (59,099)
   Stock Options Exercised                             2,748         2,283              0             0            0        5,031
                                                    --------      --------       --------      --------     --------     --------
Balance September 30, 1999                          $394,100       $96,440       $236,333     ($155,699)    ($15,206)    $555,968
                                                    ========      ========       ========      ========     ========     ========


Balance December 31, 1997                           $363,306       $71,782       $157,730      ($95,095)     $ 5,927     $503,650
Nine Months Ended September 30, 1998
   Comprehensive Income:
      Net Income                                           0             0         53,515             0            0       53,515
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Gains on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0        4,218        4,218
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0         (593)        (593)
                                                                                                                         --------
      Other Comprehensive Income                                                                                            3,625
                                                                                                                         --------
   Comprehensive Income                                                                                                    57,140
   Cash Dividends ($.66 per share)                         0             0        (21,820)            0            0      (21,820)
   FFVA Treasury Shares Reissued                       7,087        19,274              0             0            0       26,361
   Issuance of common stock                           18,264         2,260              0             0            0       20,524
   Stock Options Exercised                             1,966           703              0             0            0        2,669
                                                    --------      --------       --------      --------     --------     --------
Balance September 30, 1998                          $390,623       $94,019       $189,425      ($95,095)     $ 9,552     $588,524
                                                    ========      ========       ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                                   For The Nine Months
                                                                                    Ended September 30
                                                                                    1999          1998
OPERATING ACTIVITIES
   Net Income                                                                     $61,092       $53,515
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                                  6,780         7,481
         Depreciation                                                               9,121         7,611
         Amortization and Accretion                                                (1,526)        4,330
         Net Gain From Sales of Assets                                               (100)         (989)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                            (1,074)       (2,220)
            Accrued Interest Payable                                                2,315        (2,671)
            Other Assets and Other Liabilities                                     (4,115)        9,572
                                                                                 --------      --------
            Net Cash Provided by Operating Activities                              72,493        76,629

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                            51,844        53,045
   Proceeds From Maturities of Securities Available for Sale                      496,391       391,849
   Proceeds From Maturities of Securities Held to Maturity                         19,601        25,062
   Purchases of Securities Available for Sale                                    (710,127)     (404,463)
   Purchases of Securities Held to Maturity                                       (10,817)      (21,567)
   Net Increase In Loans                                                         (329,426)     (328,241)
   Acquisition of Branches, Net of Cash Received                                        0       118,371
   Purchases of Premises and Equipment                                             (7,341)       (9,763)
                                                                                 --------      --------
            Net Cash Used in Investing Activities                                (489,875)     (175,707)

FINANCING ACTIVITIES
   Net Increase in Interest Bearing and Non-interest Bearing Deposits              34,302        34,857
   Net (Decrease) Increase in Federal Funds Purchased                              (8,019)       20,344
   Net Increase in Other Short-term Borrowings                                     64,975        96,492
   Proceeds From Long-term Borrowings                                             395,650             0
   Repayment of Long-term Debt                                                     (1,524)      (12,018)
   Proceeds From Issuance of Common Stock                                           5,031        29,028
   Purchase of Treasury Stock                                                     (59,099)            0
   Dividends Paid                                                                 (24,933)      (21,820)
                                                                                 --------      --------
            Net Cash Provided by Financing Activities                             406,383       146,883
                                                                                 --------      --------
            (Decrease) Increase in Cash and Cash Equivalents                      (10,999)       47,805

Cash And Cash Equivalents at Beginning of Year                                    208,376       149,484
                                                                                 --------      --------
Cash And Cash Equivalents, September 30                                          $197,377      $197,289
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


Note B - Net Income Per Common Share

     Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 307,000 and 577,000 for the third quarter of 1999 and 1998 respectively, while the effect was 374,000 and 622,000 for the nine months ended September 30, 1999 and 1998, respectively.


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








One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

September 30, 1999


INTRODUCTION AND SUMMARY

     Net income for the third quarter of 1999 totaled $20.5 million, an 8.1% increase over the $19.0 million earned in the same quarter of 1998. On a diluted basis, net income per share rose by 11.0% to $0.61 from the $0.55 earned in the third quarter of 1998. The improvement in earnings during the quarter is primarily due to higher net interest income from balance sheet growth and an increase in non-interest income due to growth in One Valley's customer base. These increases more than offset the increase in non-interest expense from the expanded branch network. ROA and ROE for the third quarter of 1999 were 1.30% and 14.78%, respectively, compared to 1.31% and 13.19%, respectively, for the third quarter of 1998.

     Net income for the first nine months of 1999 totaled $61.1 million, a 14.2% increase over the first nine months of 1998. On a diluted basis, net income per share for the first nine-month period was $1.78, an 11.3% increase from the $1.60 reported for the first nine months of 1998.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.32% for the first nine months of 1999, up from the 1.28% earned during the same period of 1998. Return on average equity (ROE) also increased to 14.19% from the 13.05% reported for the first nine months of 1998.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first nine months of 1999. This discussion should be read in conjunction with the 1998 Annual Report to Shareholders and the other financial information included in this report.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the nine months ended September 30, 1999, was $183.6 million on a fully tax-equivalent basis, an 8.3% increase over the $169.5 million earned during the same period in 1998. Average earning assets in the first nine months of 1999, increased by $550.0 million or 10.5% over the same period of 1998. During this time period, net average loans and average investments increased by $526.8 and $23.2 million respectively.

     To fund this loan growth, average interest bearing liabilities increased by $487.3 million or 10.9% over the first nine months of 1998. The increase in interest bearing liabilities resulted in a $4.4 million increase in interest expense. The increase in interest expense was diminished by a decline in the interest rates paid.

     As shown in the consolidated average balance sheets (page 18), the yield on earning assets declined to 7.80% for the first nine months of 1999, down from the 8.16% earned during the same period in 1998. Similarly, the cost of interest bearing liabilities dropped to 4.13% for the first nine months of 1999, down from 4.44% reported for the same period of 1998. Additional discussion of the changes in balance sheet mix is included later in this report. With the decline in the yield on earning assets exceeding the decline in the cost of interest bearing liabilities, the net interest margin ratio decreased to 4.24% from the 4.34% reported in the first nine months of 1998. The net interest margin was also negatively impacted by $200 million in long term borrowings discussed in more detail below. Internal interest rate risk simulations indicate that over the next twelve months a sharp rise in interest rates would have a negative influence on net interest income. Normal fluctuations or a sharp decrease in market interest rates should not have a significant impact on One Valley's net interest margin.

     Net interest income on a fully taxable equivalent basis for the three months ended September 30, 1999, was $61.3 million, a 4.6% increase over $58.6 million earned over the same period of 1998. The net interest margin decreased 17 basis points from the 4.32% reported for 1998 to 4.15% for the same period of 1999. The reasons for the decrease are primarily the same as those discussed for the year-to-date analysis.


Credit Experience

     With the improved credit quality and the continued growth of loans outstanding, the allowance for loan losses as a percent of loans outstanding has declined to 1.25% at September 30, 1999 compared to 1.31% at year-end and 1.33% one year ago.

     Total non-performing assets at September 30, 1999, were 0.21% of period-end loans, down from the 0.23% at September 30, 1998 and 0.24% from December 31, 1998. Non-accrual loans totaled $8.0 million at September 30, 1999, $772,000 or 10.7% above last year's level, while foreclosed properties totaled $976,000 or approximately half of last year's level. Loans past due over 90 days were 0.15% of outstanding loans at September 30, 1999, down from the 0.19% at year-end 1998 and the 0.22% from September 30, 1998. An analysis of the allowance for loan losses and non-performing assets is included on page 17.

The provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. In management's opinion, the allowance for loan losses remains adequate to absorb the current estimated risk of loss in the existing loan portfolio. The provision for loan losses was $6.8 million for the nine months ended September 30, 1999, a 9.4% decrease from the provision made during the same period of 1998. While net charge-offs through the third quarter of 1999 increased by $365,000 or 8.1% over September 1998, net charge offs as a percentage of average total loans decreased to 0.16% on an annualized basis, down from an annualized 0.17% during the same period in 1998, and from the 0.18% charge-off ratio for the full year of 1998.

Net charge-offs for the quarter ended September 30, 1999 were $1.6 million, a 3.0% increase over the $1.5 million reported for the same period in 1998. The provision for loan losses was $2.3 million or 10.3% below the third quarter of 1998.


Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first nine months of 1999 was 1.82%, down from 1.95% during all of 1998 and 1.94% for the first nine months of 1998. The improvement in the net overhead ratio during the first nine months of 1999 was the result of a 10.5% growth in average earning assets from one year ago while net overhead increased by only 3.6% from the same period in 1998.

     Total non-interest income excluding securities transactions was $51.4 million through the first nine months of 1999, up 18.7% from the $43.3 million non-interest income earned during the same period in 1998. Trust income increased by 20.6% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 10.3% in the first nine-months of 1999 due to the increased size of One Valley's customer base and an increase in One Valley's fee structure to reflect market rates. Other service charges and fees increased by 45.2% over the first nine months of 1999, primarily due to increases in credit/debit card activity for both retail and corporate customers, investment and insurance product commissions, official check processing income, ATM transaction revenue, and other banking services
provided to customers.   Other operating income increased by 32.7% over the
first nine months primarily due to revenue from certain loan payoffs. This additional income was partially offset by a $1.1 million or 18.6% decrease in real estate fees due to a decline in secondary market activity.

     Non-interest income for the third quarter of 1999 was $17.9 million an
18.7% increase over the same period last year.   The changes for the quarter
are primarily the same as those discussed in the year-to-date analysis.

     Total non-interest expense was $130.2 million during the first nine months of 1999, a 9.1% increase over the $119.3 million during the same period in 1998. This increase is partially due to the operations of the nine branches acquired through a merger in August 1998. Staff costs increased by 11.2% from the level one-year ago primarily due to the additional staff from the new branches and normal salary and benefit increases. Occupancy expense increased by 24.0% from the same period last year due to the increased facilities cost related to the nine new branches and the writedown to fair value of an existing location that will be disposed of in the near future. Equipment expenses increased 10.3% from last year's level primarily due to higher maintenance and depreciation costs related to the new branches and technology upgrades. Other operating expenses increased by $1.5 million or 3.9% in the first nine months of 1999, largely due to increases in telephone, postage, courier services and other branch operating costs; increased promotional campaign expenses; and an increase in state and local taxes paid.

     Non-interest expense for the third quarter of 1999 was $43.7 million compared to $40.9 million earned in the same period last year. The changes for the quarter are primarily the same as those discussed in the year-to-date analysis.

     Income tax expense increased by $2.8 million, or 10.3%, for the first nine months of 1999 compared with the same period in 1998. The increase in taxes is primarily a result of the 12.8% growth in pretax earnings. One Valley's effective income tax rate for the first nine months of 1999 was 33.1% compared to 33.9% during the first nine months of 1998. The slight decline in effective tax rate is partially due to an increase in interest income from tax exempt sources.


FINANCIAL CONDITION

Asset Structure

     Total loans at September 30, 1999, were $4.3 billion, an increase of $415.1 million or 10.6% above September 30, 1998. As a result of this loan growth, the consolidated loan-to-deposit ratio has increased to 92.9% at September 30, 1999, compared to 86.9% at September 30, 1998. The increase in total loans is primarily in one-to-four family residential mortgages, commercial loans primarily secured by real estate, and consumer auto loans.

     Investment portfolio assets increased $121.4 million or 7.6% from the level at year-end and by $131.3 million or 8.3% from the level one-year ago. At September 30, 1999 approximately 84% of One Valley's investment portfolio was available-for-sale while the remaining 16% consisted of municipal securities to be held-to-maturity. At the time of purchase, management determines the appropriate classification of securities. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors. If management has the positive intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-for-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

     Securities designated as available-for-sale at September 30, 1999 had a historical cost of $1.461 billion, with an unrealized loss of approximately $24.8 million. Due to increases in market interest rates in 1999, the market value of One Valley's securities available-for-sale has declined by approximately $35.2 million since year-end 1998. This decline is expected to be temporary and no charges to operations are anticipated. The unrealized loss at September 30, 1999, lowered shareholders' equity by $15.2 million, net of $9.6 million in deferred income taxes. At year-end December 31, 1998, and September 30, 1998, securities available-for-sale had a historical cost of $1.297 billion and $1.305 billion, with an unrealized gain of approximately $10.4 million and $15.4 million, respectively. These unrealized gains increased shareholders' equity by $6.5 million and $9.6 million, net of deferred income taxes.

     In order to improve its fully tax equivalent net interest income and to hedge against higher income tax rates, One Valley increased its holdings of tax-exempt securities that were offering attractive yields over the last several years. As shown on the consolidated average balance sheets (page 18), average tax-exempt securities in the first nine months of 1999 increased by 8.7% or $20.7 million over the average during the first nine months of 1998. One Valley will continue to monitor its investment opportunities and may purchase additional tax-exempt securities of similar yield and quality.

     As of September 30, 1999, Federal funds sold were below year-end level 1998 and one year ago by $11.3 million and $9.3 million, respectively. Fluctuations in Federal funds sold are normal and largely due to planned changes in One Valley's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at September 30, 1999, increased by $34.3 million from year-end and $153.6 million or 3.5% since September 30, 1998. Due to the current low interest rate environment compared to the early 1990's, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits, exclusive of acquisitions, has been in variable rate, index-based deposit accounts. One Valley has also been able to attract non-interest bearing deposits by increasing customer service and convenience through increased electronic banking service and locations. The average rate paid on interest bearing deposits was 3.96% in the first nine months of 1999, down from the 4.26% average rate paid for all of 1998, and the 4.29% average rate paid in the first nine months of 1998. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley also operates a fully licensed NASD Broker/Dealer and an Insurance Agency under its community banking structure.

     Total short-term borrowings increased from year-end and one year ago by $57.0 million or 7.8% and $46.4 million or 6.3%, respectively. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. The increased level of short-term borrowings from December 31, 1998 has been used to fund loan growth and optimize the yield and duration of the investment portfolio as planned under One Valley's asset/liability management program. The average rate paid on these short-term borrowings has decreased 49 basis points from 5.14% during the first nine months of 1998 to 4.65% during the same period of 1999. By comparison, the yield on the investment portfolio during the same time frame declined 27 basis points from 6.68% during the first nine months of 1998 to 6.41% during the same period of 1999.

     Long-term borrowings have increased by $392.5 million since September 30, 1998 and $394.1 million since December 31, 1998. In April 1999, One Valley borrowed $200.0 million from the Federal Home Loan Bank. The proceeds were used to purchase investments with maturity dates in the fourth quarter of this year. Upon maturity, the funds will be available to provide adequate liquidity for customers' potential year-end cash needs. While there was no material impact on net interest income, the borrowing lowered One Valley's net interest margin ratio by 15 basis points in the third quarter and 11 basis points year-to-date. Also during 1999, One Valley has borrowed $40.7 million in ten year amortizing fixed rate notes as funding for certain long-term fixed rate loans and has borrowed $135.0 million in fixed rate FHLB advances with various maturities as part of its asset/liability management strategy. As a result, One Valley now has $429.6 million of long-term FHLB borrowings with $130.3 million maturing and another $150.0 million anticipated to be called within the next twelve months. The remaining $149.3 million has scheduled maturities ranging from two to ten years.

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


Capital Structure and Liquidity

     One Valley's risk based capital ratio at September 30, 1999 was 14.0%, well above the 8.0% required, while its Tier I capital ratio was 12.8%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.2% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located. One Valley's commitment to a strong capital ratio has facilitated the company's expansion into the central Virginia markets thus increasing prospects for improving long-term profitability and shareholder value.

     One Valley's equity-to-asset ratio was 8.7% at September 30, 1999, down from the 10.0% at December 31, 1998 and September 30, 1998. The decrease in the equity-to-asset ratio is the result of the purchase of treasury shares and the equity effect of the market value decline of the investment portfolio. In February 1999, One Valley's Board of Directors authorized the repurchase of 1.5 million shares of One Valley common stock. This purchase was completed by the end of the second quarter at a cost of $56.5 million. In July 1999, the Board authorized the repurchase of another
1.5 million shares of One Valley common stock. Purchases under this plan may be made from time-to-time depending upon market conditions.

     One Valley's cash dividend, totaling $0.26 per share for the third quarter of 1999, was up 8.3% over the $0.24 per share dividend during the same period in 1998. One Valley's dividend policy, coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries, which, although restricted by banking regulations, are adequate to meet its cash needs.


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

Project Overview

     One Valley's project includes five phases: Awareness, Assessment, Renovation (or remediation), Validation (or testing), and Implementation. Each phase is described below. The phases indicate the order and method of One Valley's approach to Year 2000 concerns. Elements of different phases overlap, and different systems are at varying levels of completion within each phase. Systems that are mission critical were addressed first.

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

     In the Validation Phase, One Valley and its third party IT providers tested the renovated applications and components to make sure they were Y2K ready. This phase was substantially completed at the end of the second quarter of 1999.

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

     Another important part of One Valley's operations includes its non-IT Systems, primarily facilities and equipment. Basic utilities, such as telephone, gas and electrical service, as well as heating and cooling systems, could be adversely affected by the Y2K. One Valley has performed an inventory of its facilities and has tested to the extent possible, applicable equipment for Year 2000 compliance. One Valley has determined that all of its vaults are Y2K ready. Outside companies, primarily utilities, which provide these non-IT services, have indicated to One Valley that they plan to be Y2K ready by the end of 1999, and to date One Valley is not aware of any non-IT system provider with a Y2K issue that would materially impact One Valley's operations. However, beyond these assurances, One Valley has no means of insuring or verifying that these non-IT Systems will be Y2K ready, and the impact of a failure in these systems is not determinable.

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

     One Valley has also incorporated a Y2K readiness assessment in its credit risk evaluations of corporate borrowers falling within certain parameters. As of June 30, 1998, corporate borrowers were preliminarily assessed as to their level of Year 2000 risk based upon their line of business, their degree of reliance on computer hardware and software, and their historic response to strategic challenges. A full assessment of medium and high-risk customers and industries was undertaken, including a questionnaire and a site visit in some instances. In addition, the results of One Valley's evaluations have been analyzed by industry segment to provide Y2K risk profiles by industry. Corporate borrowers in those industries with a significant inherent Y2K risk receive greater scrutiny. One Valley monitors closely customers and industries judged to be high risk, and credit analyses on new and existing credits include evaluation of Year 2000 readiness.

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

     One Valley has completed and tested the contingency plan for the possibility of business disruption due to Y2K issues. The Y2K contingency plan expands existing business continuity plans, contemplating specific Y2K scenarios. As part of that process One Valley has assessed the potential business impact of a failure of each of its important systems and determined the need for contingency planning on a system by system basis. One Valley's contingency plans focus upon IT Systems failures by its vendors, as well as widespread disruptions of telecommunications and electrical power, all of varying duration. In addition to the contingency planning, One Valley has completed event planning. Event planning differs from contingency planning in that is addresses areas beyond typical business continuity. For example, as part of the event planning, checklists and procedures were developed for the New Year's weekend with results to be reported to a central location. One Valley has also assessed its customer base and made plans to anticipate increased customer needs, whether it be for account information or cash.
These portions of the event plan necessarily involve estimates and while every effort has been made to accurately predict demand, there can be no assurance that the plans will be accurate; actual demand could be higher or lower than anticipated. There can be no assurance, in general, that contingency and event planning will be adequate for all possible events.

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

     The total cost of the Y2K project is approximately $5.4 million, which includes the purchase of new software and operations equipment and estimated payroll costs of those with significant responsibility for the Y2K project. One Valley does not separately track all internal costs incurred for the Y2K project, which are principally payroll costs for its information technology employees and others involved in the Y2K project. Virtually all of the project costs are attributable to the purchase of new software and operations equipment, which will be capitalized.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                               For The Three Months      For The Nine Months
                                                                Ended September 30        Ended September 30
                                                                1999         1998         1999         1998
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                               $53,407      $48,907      $52,272      $45,048
   Loan Losses                                                  2,174        2,066        6,425        6,048
   Loan Recoveries                                                597          535        1,528        1,516
                                                              -------      -------      -------      -------
      Net Charge-offs                                           1,577        1,531        4,897        4,532
   Balance of Acquired Subsidiary                                   0        1,857            0        3,829
   Provision For Loan Losses                                    2,325        2,593        6,780        7,481
                                                              -------      -------      -------      -------
   Balance, End of Period                                     $54,155      $51,826      $54,155      $51,826
                                                              =======      =======      =======      =======

Total Loans, End of Period                                                           $4,317,595   $3,902,448
Allowance For Loan Losses As a % of Total Loans                                            1.25         1.33
                                                                                     ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                                     $7,961       $7,189
   Foreclosed Properties                                                                    976        1,852
                                                                                        -------      -------
   Total Non-Performing Assets                                                           $8,937       $9,041
                                                                                        =======      =======

Non-Performing Assets As a % of Total Loans                                                0.21         0.23

Loans Past Due Over 90 Days                                                              $6,575       $8,590
Loans Past Due Over 90 Days As a % of Total Loans                                          0.15         0.22

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                       Three Months Ended September 30                      Nine Months Ended September 30
                                       1999                       1998                      1999                      1998
                                  Amount    Yield/Rate      Amount    Yield/Rate     Amount    Yield/Rate      Amount   Yield/Rate
                                               (pct.)                    (pct.)                    (pct.)                   (pct.)
ASSETS
Loans
   Taxable                      $4,168,650     8.23        $3,775,930    8.64        $4,080,668    8.27        $3,561,122   8.72
   Tax-Exempt                       68,115     9.32            42,520    9.69            54,743    9.40            42,744   9.77
                                ----------                 ----------                ----------                -----------
      Total                      4,236,765     8.24         3,818,450    8.66         4,135,411    8.28         3,603,866   8.74
   Less: Allowance for Losses       54,282                     50,954                    53,491                    48,662
                                ----------                 ----------                ----------                ----------
      Net Loans                  4,182,483     8.35         3,767,496    8.77         4,081,920    8.39         3,555,204   8.85
Securities
   Taxable                       1,453,032     6.14         1,374,818    6.37         1,400,377    6.12         1,397,864   6.45
   Tax-Exempt                      252,847     7.93           241,737    7.94           257,242    8.00           236,569   8.01
                                ----------                 ----------                ----------                ----------
      Total                      1,705,879     6.41         1,616,555    6.61         1,657,619    6.41         1,634,433   6.68
Federal Funds Sold & Other          22,046     5.13            36,465    5.41            27,566    4.75            27,720   5.64
                                ----------                 ----------                ----------                ----------
   Total Earning Assets          5,910,408     7.78         5,420,516    8.10         5,767,105    7.80         5,217,357   8.16
Other Assets                       401,860                    375,658                   388,519                   361,032
                                ----------                 ----------                ----------                ----------
   Total Assets                 $6,312,268                 $5,796,174                $6,155,624                $5,578,389
                                ==========                 ==========                ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                     $4,005,064     3.95        $3,834,624    4.28        $3,989,045    3.96        $3,720,519   4.29
   Short-term Borrowings           767,986     4.83           752,854    5.10           740,580    4.65           722,552   5.14
   Long-term Borrowings            367,502     5.28            41,685    6.02           245,886    5.21            45,148   6.03
                                ----------                 ----------                ----------                ----------
      Total Interest
         Bearing Liabilities     5,140,552     4.17         4,629,163    4.43         4,975,511    4.13         4,488,219   4.44
Non-interest Bearing Deposits      566,284                    539,190                   556,242                   494,817
Other Liabilities                   50,188                     52,283                    49,958                    48,665
                                ----------                 ----------                ----------                ----------
   Total Liabilities             5,757,024                  5,220,636                 5,581,711                 5,031,701
Shareholders' Equity               555,244                    575,538                   573,913                   546,688
                                ----------                 ----------                ----------                ----------
   Total Liabilities & Equity   $6,312,268                 $5,796,174                $6,155,624                $5,578,389
                                ==========                 ==========                ==========                ==========

Interest Income To Earning Assets              7.78                      8.10                      7.80                     8.16
Interest Expense To Earning Assets             3.63                      3.78                      3.56                     3.82
                                             ------                    ------                    ------                   ------
Net Interest Margin                            4.15                      4.32                      4.24                     4.34
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

                           Part II.  Other Information


Item 6.     Exhibits and Reports on Form 10-Q

     a)     Exhibits

            27. Financial Data Schedule - electronic filing only

     b)     Reports on Form 8-K

            1. July 21, 1999 - One Valley announced the approval of a plan authorizing repurchase of up to an aggregate of 1,500,000 shares of its common stock.






                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE: November 15, 1999


                                   BY  /s/ J. Holmes Morrison
                                              J. Holmes Morrison
                                           Chairman of the Board, President,
                                               and Chief Executive Officer


                                   BY  /s/ Laurance G. Jones
                                            Laurance G. Jones
                                             Executive Vice President
                                               and Chief Financial Officer