Form 10-K
period 1999-12-31
ONE VALLEY BANCORP INC
filed 2000-03-24
CIK 351616

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _____________ to ______________ .

                         Commission file number 0-10042

                            ONE VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           WEST VIRGINIA                           55-0609408
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

        ONE VALLEY SQUARE
        SUMMERS AND LEE STREETS
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

                                 Title of class
                                 --------------

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

Aggregate of market value of voting stock            Based upon closing price on
-----------------------------------------            ---------------------------

             $851,480,708                                   MARCH 6, 2000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                 Class                              Outstanding at March 6, 2000
                 -----                              ----------------------------

     COMMON STOCK ($10.00 PAR VALUE)                          33,659,938



                       DOCUMENTS INCORPORATED BY REFERENCE

         The following lists the documents which we incorporate by reference into the Form 10-K Annual Report, and the parts and items of the Form 10-K where we incorporate these documents.

                                                  Part of the Form 10-K Where We
                Document                             Incorporate the Document
                --------                             ------------------------

Portions of One Valley  Bancorp, Inc.,            Part I, Item 1; Part II,
1999 Annual Report to Shareholders                Items 5, 6, 7, 7A and 8;
for the year ended December 31, 1999              Part III, Item 13; and
                                                  Part IV, Item 14

Current Reports on Form 8-K filed on              Part I, Item 1.
February 7, 2000 and February 14, 2000

                            ONE VALLEY BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                         Page
                                                                                                         ----
Part I
     Item  1.     Business....................................................................             4
     Item  2.     Properties..................................................................            12
     Item  3.     Legal Proceedings...........................................................            12
     Item  4.     Submission of Matters to a Vote of Security Holders.........................            13

Part II
     Item  5.     Market for the Registrant's Common Equity and
                    Related Stockholder Matters...............................................            13
     Item  6.     Selected Financial Data.....................................................            13
     Item  7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................            13
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk .................            13
     Item  8.     Financial Statements and Supplementary Data.................................            13
     Item  9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................................            14

Part III
     Item 10.     Directors and Executive Officers of the Registrant..........................            14
     Item 11.     Executive Compensation......................................................            19
     Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management................................................................            25
     Item 13.     Certain Relationships and Related Transactions..............................            28

Part IV
     Item 14.     Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K...................................................            30

Signatures ...................................................................................            32

Index to Exhibits.............................................................................            35

                                     PART I

ITEM 1.  BUSINESS

ONE VALLEY BANCORP, INC. AND ITS AFFILIATE BANKS

         One Valley Bancorp, Inc. is a $6.6 billion registered bank holding company headquartered in Charleston, West Virginia. On December 31, 1999, One Valley owned the following affiliate banks:

                                                                                         Percentage of
                                    Year When      Currently Chartered     Percentage      Net Income      Number of
Name                                Organized              As              of Assets      Contributed      Branches
----                                ---------      -------------------     ----------    -------------     ---------
One Valley Bank,
     National Association              1867             National             37.59%          34.22%           23

One Valley Bank, Inc.                  1911            State (WV)            14.49%          16.67%           19

One Valley Bank of
     Mercer County, Inc.               1906            State (WV)             4.95%           5.64%            5

One Valley Bank of
     Huntington, Inc.                  1956            State (WV)             3.28%           4.09%            4

One Valley Bank-South, Inc.            1910            State (WV)             7.09%          10.01%           10

One Valley Bank-East,
     National Association              1865             National              6.74%           7.81%           12

One Valley Bank-North, Inc.            1903            State (WV)             4.02%           4.86%            6

One Valley Bank-
     Central Virginia,
     National Association              1914             National             18.34%          12.39%           34

One Valley Bank-
     Shenandoah                        1933            State (VA)             3.51%           4.30%           10

Through these affiliate banks, One Valley has 123 offices in West Virginia and Virginia and over $4.0 billion in trust assets under administration. One Valley has a market capitalization of over $1.0 billion, and is the largest bank holding company headquartered in West Virginia.

         One Valley's West Virginia affiliate banks are located in the most economically vibrant areas in West Virginia and have concentrated on growth in urban areas along major highways. Accordingly, these affiliate banks generally serve the stronger economic areas of West Virginia. In 1996, One Valley began an interstate expansion strategy into Virginia. One Valley focused on the area through Central Virginia as a priority expansion market, with Charlottesville, Lynchburg and Lexington being the cornerstones of this expansion strategy.

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

         The affiliate banks also offer services to customers at various locations within their service areas through approximately 269 automated teller machines or ATMs. The ATMs allow customers to make deposits and withdrawals 24 hours a day at convenient locations. Customers may also borrow against their revolving lines of credit or transfer funds between deposit accounts at ATM locations. Affiliate bank customers may conduct transactions at any One Valley ATM and, by means of the MAC system, a regional ATM system, through the CIRRUS ATM network, can conduct ATM transactions worldwide.

         One Valley Securities Corporation, a subsidiary of One Valley Bank, National Association, provides discount brokerage services and also sells, as agent, mutual funds and annuities. One Valley Insurance Corporation, a subsidiary of One Valley Bank, Inc., is a general insurance agency and sells life and other insurance products. On January 7, 2000, One Valley Bank, National Association completed its acquisition of Carson Insurance Agency, Inc., an independent insurance agency offering a full line of insurance products, including individual and commercial property and casualty coverages, employee benefit programs, bonds and life insurance products. Valley Security Insurance Company, Inc., a subsidiary of One Valley Bank-Shenandoah, sells title insurance, as agent.

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

EMPLOYEES

         As of March 1, 2000, One Valley, its affiliate banks and other subsidiaries had approximately 2,375 full-time equivalent employees.

PENDING ACQUISITION

         On February 6, 2000, One Valley Bancorp, Inc. entered into an Agreement and Plan of Reorganization with BB&T Corporation, a North Carolina corporation. Under this merger agreement, One Valley Bancorp, Inc. will merge into BB&T Corporation, or its wholly owned subsidiary. Each share of One Valley Bancorp, Inc. stock outstanding at the effective time of the merger will be converted into the right to receive 1.28 shares of BB&T stock. Before the acquisition may close, One Valley and BB&T must receive all required regulatory approvals as well as the approval of the holders of a majority of One Valley's common stock.

         Further information regarding the proposed merger with BB&T Corporation is included in One Valley's current reports on Form 8-K filed on February 7, 2000 and February 14, 2000, each of which is incorporated herein by reference.

COMPETITION

         Vigorous competition exists in all areas where One Valley and its affiliate banks conduct business. The affiliate banks primarily serve the following defined market areas: West Virginia, Central and Southern Virginia, and, to a limited extent, certain adjoining areas in Kentucky, Maryland, North Carolina, Ohio and Pennsylvania.

         The affiliate banks compete with commercial banks and other financial institutions. Savings banks, savings and loan associations, credit unions, finance companies, stock brokers, and issuers of commercial paper and money market funds actively compete for funds and for various types of loans. Additionally, other non-bank competitors, such as insurance companies, investment counseling firms, other business firms and individuals offer personal, corporate trust and investment counseling services.

         The opening of branch banks within One Valley's market areas increases competition for the affiliate banks. Although federal and state banking legislation allows One Valley to acquire banking subsidiaries in other attractive banking areas, it increased competition for One Valley. With interstate banking, One Valley competes with others to acquire banking institutions in West Virginia and neighboring states.

         Until 1993, shareholders in West Virginia predominantly owned the various banks and bank-holding companies operating in West Virginia. Until that time, operations arising principally in West Virginia financed these banks and bank holding companies. Since that time, other banking companies, including Banc One Corp. and Huntington Bankshares Incorporated, entered the West Virginia market. One Valley is the eighth largest banking institution in Virginia and competes in Virginia with established Virginia and North Carolina banking companies. The role of non-bank competitors has increased in all aspects of the financial services business and the internet and e-commerce ventures present an entirely new and increasing group of competitors. Meeting this new type of competitor requires investments in technology and product development.

         As of December 31, 1999, there were 58 bank holding companies in West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions ("Board of Banking") and 59 bank holding companies in Virginia registered with the Federal Reserve System and the State Corporation Commission of Virginia. These holding companies are headquartered in various West Virginia and Virginia cities and control banks throughout West Virginia and Virginia, including banks which compete with the affiliate banks.

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

         Prior to acquiring more than 5% of the voting stock or substantially all of the assets of another institution in West Virginia, One Valley must obtain approval from the West Virginia Board of Banking. West Virginia banking law prohibits any bank holding company from acquiring shares of a bank if the acquisition would cause the bank holding company's consolidated deposits in West Virginia to exceed 25% of the total deposits of all depository institutions in the state. Based on June 30, 1999 data compiled by the FDIC, the total deposits of the One Valley affiliate banks were approximately 15.4% of the total deposits in West Virginia.

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

         On November 4, 1999, Congress adopted the Gramm-Leach-Bliley Act of 1999. This Act, also known as the Financial Modernization Law, repealed a number of federal limitations on the powers of banks and bank holding companies, originally adopted in the 1930's. Under the Act, banks, insurance companies, securities firms and other service providers may now affiliate. In addition to broadening the powers of banks, the Act created a new form of entity, called a financial holding company, which may engage in any activity that is financial in nature or incidental or complementary to financial activities.

         The Federal Reserve Board provides the principal regulatory supervision of financial services permitted under the Act. However, the Securities and Exchange Commission and state insurance and securities regulators also assume substantial supervisory powers and responsibilities.

         The Act addresses a variety of other matters, including customer privacy issues. The obtaining of certain types of information by false or fraudulent pretenses is a crime. Banks and other financial institutions must notify their customers about their policies on sharing information with certain third parties. In some instances, customers may refuse to permit their information to be shared. The Act also requires disclosures of certain automatic teller machine fees and contains certain amendments to the federal Community Reinvestment Act. The Act became effective on March 13, 2000.

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

         On December 31, 1999, the affiliate banks could have paid aggregate dividends of $44,350,000, plus retained net profits for the interim periods through the date of declaration, to One Valley without obtaining prior regulatory approval. During 1999, the affiliate banks paid $50,360,000. It is One Valley's policy to maintain liquidity at the parent level. Therefore, each affiliate bank dividends nearly all of its earnings to the parent, retaining only an amount to keep it well capitalized. At year-end, the parent company held in excess of $70 million in liquid assets.

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

         At December 31, 1999, One Valley had a Tier I capital ratio of 12.8%, a total capital ratio of 14.0% and a leverage ratio of 8.2%.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking agencies to take "prompt corrective action" about depository institutions that do not meet minimum capital requirements. This act establishes five capital categories which the chart below summarizes:

Capital Category                             Tier I Capital Ratio          Total Capital Ratio      Leverage Ratio
----------------                             --------------------          -------------------      --------------
Well Capitalized                                      > 6%                      >10%                   > 5%
                                                      -                         -                      -
Adequately Capitalized                                > 4%                      > 8%                   > 4%
                                                      -                         -                      -
Undercapitalized                                      < 4%                      < 8%                   < 4%
Significantly Undercapitalized                        < 3%                      < 6%                   < 3%
Critically Undercapitalized(1)                        -                         -                      -

(1) Tangible equity is equal to or less than 2% of average quarterly tangible assets.

         As of December 31, 1999, One Valley and its affiliate banks had capital levels that qualify them as being "well capitalized."

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

         ONE VALLEY'S STATISTICAL DISCLOSURE. One Valley includes statistical disclosure in its "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of its Annual Report to Shareholders on pages 8 through 27 for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

ONE VALLEY AND ONE VALLEY BANK, N.A.

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

         One Valley Bank subleases the seventh floor to others. One Valley also operates from the space leased by One Valley Bank in One Valley Square. The remaining space is leased to non-affiliated tenants. One Valley Bank also conducts operations at its operations center located in Charleston, and at 22 branch locations throughout Kanawha, Mason, Putnam, Jackson, and Wood Counties.

OTHER AFFILIATE BANKS

         On March 6, 2000, other affiliate banks own or lease eight main bank offices, related drive-in facilities, 92 branch offices and other properties that are necessary to house related support activities of those banks. All of the affiliate banks' properties are suitable and adequate for their current operations and are generally fully utilized.

ITEM 3.  LEGAL PROCEEDINGS

         Various legal proceedings are presently pending in which the affiliate banks are parties. These proceedings involve routine litigation incidental to the banks' businesses. There are no material legal proceedings pending or threatened against One Valley or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         One Valley's Common Stock is registered on the New York Stock Exchange under the symbol "OV."

         On March 6, 2000, One Valley had approximately 19,000 shareholders, including shareholders of record and shares held in nominee name. See the information in paragraphs number 2 and 3 in the subsection captioned "Balance Sheet Analysis-Capital Resources" on page 22 of One Valley's 1999 Annual Report to Shareholders, incorporated herein by reference.

         One Valley incorporates herein by reference Notes A, D, F and T of Notes to the Consolidated Financial Statements appearing at pages 32, 34, 35 and 46 of One Valley's 1999 Annual Report to Shareholders and Table 2 "Six-Year Selected Financial Summary" on page 10.

ITEM 6.  SELECTED FINANCIAL DATA

         One Valley incorporates by reference Table 2 "Six-Year Selected Financial Summary" on page 10 of One Valley's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         One Valley incorporates by reference the information contained on pages 8 through 27 of One Valley's 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         One Valley incorporates by reference the information contained on pages 20 through 22 of One Valley's 1999 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         One Valley incorporates by reference the information contained on pages 28 through 50 of One Valley's 1999 Annual Report to Shareholders. See Item 14 for additional information regarding the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of One Valley are:

      Name                       Age                     Experience
      ----                       ---                     ----------

Phyllis H. Arnold                51           President and Chief Executive
Director since 1993                           Officer - One Valley Bank,
Term expires 2002                             National Association, Charleston,
                                              WV; Chief Operating Officer and
                                              Senior Executive Vice President -
                                              One Valley Bancorp, Inc.

Charles M. Avampato              61           President - Clay Foundation, Inc.,
Director since 1984                           Charleston, WV
Term expires 2002                             (Charitable Foundation)

Dennis M. Bone                   48           1995 to present - President and
Director since 1997                           Chief Executive Officer - Bell
Term expires 2000                             Atlantic - West Virginia, Inc.;
                                              formerly Vice President External
                                              Affairs - Bell Atlantic - New
                                              Jersey, Inc., Charleston, WV

James K. Brown                   70           Attorney - Jackson & Kelly PLLC,
Director since 1981                           Charleston, WV
Term expires 2001

James K. Candler                 64           President - Candler Oil Company,
Director since 1998                            Inc., Lynchburg, VA
Term expires 2002

Nelle Ratrie Chilton             60           Director and Vice President -
Director since 1989                           Dickinson Fuel Co., Inc.,
Term expires 2001                             Charleston, WV; TerraCo., Inc.,
                                              Charleston, WV; TerraCare, Inc.,
                                              TerraSalis, Inc., TerraSod, Inc.,
                                              Malden, WV (Landscaping) (1)

H. Rodgin Cohen                  55           Attorney - Sullivan & Cromwell,
Director since 1997                           New York, NY
Term expires 2000

      Name                       Age                     Experience
      ----                       ---                     ----------

James L. Davidson, Jr.           66           Chairman of the Board - One Valley
Director since 1998                           Bank - Central VA, Lynchburg, VA
Term expires 2002

R. Marshall Evans, Jr.           58           President - Dickinson Co., LLC,
Director since 1984                           Quincy Coal Co., and Chesapeake
Term expires 2001                             Mining Co., Charleston, WV; Vice
                                              President - Gary Securities,
                                              Charleston, WV; President -
                                              Hubbard Properties, Inc.,
                                              Cheyenne, WY (2)

Bob M. Johnson                   64           1998 to present - Vice Chairman of
Director since 1996                           the Board - One Valley Bank -
Term expires 2000                             Central Virginia; 1996 to 1997 -
                                              President and Chief Executive
                                              Officer - One Valley Bank -
                                              Central Virginia; formerly
                                              President and Chief Executive
                                              Officer - Co-operative Savings
                                              Bank, FSB, Lynchburg, VA

Robert E. Kamm, Jr.              48           President and Chief Executive
Director since 1987                           Officer - One Valley Bank - South,
Term expires 2000                             Inc., Summersville, WV

John D. Lynch                    59           Vice President - Davis Lynch Glass
Director since 1986                           Company, Star City, WV
Term expires 2002

Edwin H. Maier                   56           President - General Corporation,
Director since 1983                           Charleston, WV (Real Estate
Term expires 2000                             Investment and Natural Gas
                                              Production)

John Mork                        52           President - Chief Executive
Director since 1999                           Officer and Director - Energy
Term expires 2001                             Corporation of America, Denver,
                                              Co (3)

J. Holmes Morrison               59           1999 to present - Chairman of the
Director since 1990                           Board, One Valley Bancorp, Inc.;
Term expires 2000                             1991 to present -President and
                                              Chief Executive Officer - One
                                              Valley Bancorp, Inc., and Chairman
                                              of the Board - One Valley Bank,
                                              National Association, Charleston,
                                              WV

Charles R. Neighborgall, III     58           President - The Neighborgall
Director since 1987                           Construction Company, Huntington,
Term expires 2002                             WV

      Name                       Age                     Experience
      ----                       ---                     ----------

John L.D. Payne                  61           President - Payne-Gallatin Mining
Director since 1981                           Co., Charleston, WV (2)
Term expires 2001

Lacy I. Rice, Jr.                68           Attorney - Bowles, Rice, McDavid,
Director since 1994                           Graff & Love PLLC; Vice Chairman
Term expires 2000                             of the Board - One Valley Bancorp,
                                              Inc., Charleston, WV; Chairman of
                                              the Board - One Valley Bank -
                                              East, Martinsburg, WV

William A. Rice, Jr.             53           1999 to present - President -
Director since 1999                           AIRGAS, INC. (ARG, NYSE)
Term expires 2001                             (distributor of welding equipment
                                              and gases) Radnor, PA; 1995 to
                                              1998 Group President Airgas Direct
                                              Industrial, Charleston, WV; 1993
                                              to 1995 - Vice President
                                              Purchasing

Brent D. Robinson                52           1999 to present - Senior Vice
Director since 1994                           President - One Valley Bancorp,
Term expires 2001                             Inc.; 1998 to present - President
                                              and Chief Executive Officer - One
                                              Valley Bank - East, Martinsburg,
                                              WV; 1995 to 1997 - President and
                                              Chief Executive Officer - One
                                              Valley Bank of Huntington,
                                              Huntington, WV; 1993 to 1996 -
                                              Executive Vice President, One
                                              Valley Bancorp, Inc.

W. Lowrie Tucker, III            47           President - One Valley Bank -
Director since 1998                           Shenandoah, Raphine, VA
Term expires 2002

J. Lee Van Metre, Jr.            62           Attorney - Steptoe & Johnson,
Director since 1986                           Secretary of the Board - One
Term expires 2002                             Valley Bank - East, National
                                              Association, Martinsburg, WV

Richard B. Walker                61           Chairman of the Board and Chief
Director since 1991                           Executive Officer - Cecil I.
Term expires 2000                             Walker Machinery Co., Belle, WV

Edwin H. Welch                   55           President - University of
Director since 1999                           Charleston, Charleston, WV
Term expires 2001

      Name                       Age                     Experience
      ----                       ---                     ----------


John H. Wick, III                54           Vice President -
Director since 1993                           Dickinson Fuel Co., Inc.,
Term expires 2002                             Charleston, WV (1)

Thomas D. Wilkerson              71           Senior Agent - Northwestern Mutual
Director since 1981                           Life Insurance Company,
Term expires 2000                             Charleston, WV


(1)      Nelle Ratrie Chilton is the sister-in-law of John H. Wick, III.
(2)      R. Marshall Evans, Jr. and John L. D. Payne are first cousins.
(3) Mr. Mork was late in reporting one stock transaction which should have been reported on a Form 4. The transaction was reported on a Form 5 in February 2000.


The executive officers of One Valley are:

        Name                    Age        Banking Experience and Qualifications
        ----                    ---        -------------------------------------

J. Holmes Morrison               59        1967 to present, One Valley Bank.
                                           Vice President and Trust Officer,
                                           1970; Senior Vice President and
                                           Senior Trust Officer, 1978;
                                           Executive Vice President, 1982;
                                           President and Chief Operating
                                           Officer, 1985; President and Chief
                                           Executive Officer, 1988-1991;
                                           Chairman of the Board, 1991. Vice
                                           President, One Valley, 1982; Senior
                                           Vice President, One Valley, 1984;
                                           Executive Vice President, One Valley,
                                           1990; President and Chief Executive
                                           Officer, One Valley, 1991; Chairman
                                           of the Board, One Valley, 1999.

Phyllis H. Arnold                51        1973-1979, One Valley Bank. Credit
                                           Officer, 1974-1977; Vice President,
                                           1977-1979. West Virginia State
                                           Banking Commissioner, 1979-1983.
                                           Executive Vice President, One Valley
                                           Bank, 1988; President and Chief
                                           Executive Officer, One Valley Bank,
                                           1991; Executive Vice President, One
                                           Valley, 1994; Chief Operating
                                           Officer, 1998; Senior Executive Vice
                                           President, One Valley, 1999.

      Name                       Age                     Experience
      ----                       ---                     ----------


Frederick H. Belden, Jr.         61        1968 to present, One Valley Bank.
                                           Senior Vice President and Senior
                                           Trust Officer, 1982; Executive Vice
                                           President, 1986. Executive Vice
                                           President, One Valley, 1994.


Laurance G. Jones                53        1969 to present, One Valley Bank.
                                           Controller, 1971; Vice President,
                                           Controller and Treasurer, 1979;
                                           Senior Vice President, 1980;
                                           Executive Vice President, 1992.
                                           Treasurer, One Valley, 1981;
                                           Treasurer and Chief Financial
                                           Officer, One Valley, 1984; Executive
                                           Vice President, One Valley, 1994.
                                           Finance and Accounting.


Brian J. Fox                     51        1989 to 1995, One Valley Bank, Senior
                                           Vice President Mortgage Banking;
                                           1995 to 1999, Senior Vice President
                                           Operations and Technology; Senior
                                           Vice President Technology, One
                                           Valley, 1999.

Robert E. Kamm, Jr.              48        1975 to 1978, One Valley  Bank,
                                           Assistant Investment Officer; 1982
                                           to present, President One Valley
                                           Bank-South, Inc.; Senior Vice
                                           President, One Valley, 1996.

Brent D. Robinson                52        1978 to 1987, Mercantile Banking and
                                           Trust Company, Executive Vice
                                           President; 1987 to 1989, Mountaineer
                                           Bankshares of WV, Vice President and
                                           Chief Financial Officer,; 1989 to
                                           1994, Mountaineer Bankshares of WV,
                                           President, COO & CFO; 1994 to 1995
                                           One Valley, Executive Vice
                                           President; 1995 to 1997, One Valley
                                           Bank Huntington, President and CEO;
                                           1997, One Valley Bank-East,
                                           President and CEO; 1999, One
                                           Valley, Senior Vice President.

      Name                       Age                     Experience
      ----                       ---                     ----------

William Daniel Stegall           52        1988 to 1997, One Valley Bank-East,
                                           N.A., President and CEO; 1997, One
                                           Valley Bank-Central VA, N.A.,
                                           President and CEO; 1998, Senior Vice
                                           President, One Valley.

Kenneth R. Summers               54        1963 to 1988, One Valley Bank. Vice
                                           President, 1976; Senior Vice
                                           President, 1985; 1988 President and
                                           Chief Executive Officer One Valley
                                           Bank, Inc.; Senior Vice President,
                                           One Valley, 1996.

James A. Winter                  47        1975 to present, One Valley Bank.
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

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY OF COMPENSATION

         The following table summarizes the compensation One Valley paid its chief executive officer and the four other most highly compensated executive officers as of the end of 1999.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation             Long-Term Compensation
                                               -------------------             ----------------------
                                                                             Awards            Payouts
                                                                             ------            -------
                                                                                                             All Other
                                                            Other                                           Compensation
                                                Incentive   Annual  Restricted    Securities                (Including
                                                 Compen-    Compen-    Stock      Underlying     LTIP          401(k)
Name and                             Salary      sation     sation    Award(s)      Options     Payouts       Matching
Principal Position           Year      ($)         ($)        ($)       ($)          (#)          ($)      Contributions)
------------------           ----      ---         ---        ---       ---          ---          ---      --------------
J. Holmes Morrison           1999    439,000     301,813       0         0          18,000         0           4,000
Chairman, President          1998    400,000     160,000       0         0          18,000         0           4,000
and CEO                      1997    377,000     180,960       0         0          18,000         0           4,000

Phyllis H. Arnold            1999    260,750     135,746       0         0          11,000         0           4,000
Sr. Exec. Vice               1998    245,083      93,774       0         0          11,000         0           4,000
President & Chief            1997    227,000      86,442       0         0          10,875         0           4,000
Operating Officer

Frederick H. Belden, Jr.     1999    199,500      90,284       0         0           8,200         0           4,000
Exec. Vice President         1998    192,000      61,920       0         0           8,200         0           4,000
                             1997    181,000      62,445       0         0           8,125         0           4,000

Laurance G. Jones            1999    197,500      88,826       0         0           8,200         0           4,000
Exec. Vice President         1998    190,000      59,850       0         0           8,200         0           4,000
                             1997    178,000      60,609       0         0           8,125         0           4,000

Kenneth R. Summers           1999    172,250      65,937       0         0           7,200         0           4,000
Sr. Vice President           1998    167,917      48,663       0         0           7,200         0           4,000
                             1997    158,000      47,795       0         0           7,125         0           4,000


SUMMARY OF STOCK OPTIONS

         The following table lists One Valley's grants during 1999 of stock options to the listed officers and all recipients of options under One Valley's 1993 Incentive Stock Option Plan. The table also provides information about the potential gain to all shareholders at the designated rate of appreciation. The actual value, if any, an officer may realize depends on the amount by which the stock market price is greater than the exercise price. The exercise price is the price the employee must pay to buy the shares. It is set at the fair market value of One Valley common stock on the date One Valley granted the options. Recipients may exercise options at any time. One Valley did not award any stock appreciation rights.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants
                             -------------------------------------------------------------
                              Number of                                                               Potential Realizable Value
                              Securities                                                               At Assumed Annual Rates
                              Underlying       % of Total                                             Of Stock Appreciation for
                               Options      Options Granted      Exercise or                            Ten-Year Option Term
                               Granted      to Employees in       Base Price     Expiration             5%                10%
Name                             (#)          Fiscal Year         ($/Sh) (1)        Date                ($)               ($)
----                          ----------    ---------------      -----------     ----------             ---               ---
J. Holmes Morrison             18,000            10.7%               37.91        04/29/09              429,120         1,087,920
Phyllis H. Arnold              11,000             6.5%               37.91        04/29/09              262,240           664,840
Frederick H. Belden, Jr.        8,200             4.9%               37.91        04/29/09              195,488           495,608
Laurance G. Jones               8,200             4.9%               37.91        04/29/09              195,488           495,608
Kenneth R. Summers              7,200             4.3%               37.91        04/29/09              171,648           435,168

27 Optionees (including
the five listed above)        162,300           100.0%               37.91        04/29/09            3,869,232         9,809,412

One Optionee                    5,700              --                34.19        12/06/09              122,664           310,650

All Shareholders                   --              --                   --              --          811,570,605     2,057,618,403

Optionee Gain as % of
All Shareholders' Gain             --              --                   --              --                  .49%              .49%


-----------------------

(1) Plan participants may use previously owned shares to pay for an option's exercise price. Additionally, plan participants may have One Valley withhold their shares due upon exercise of an option to satisfy their required tax withholding obligations. In 1997, One Valley amended the plan to extend the expiration period of the options to the earlier of three years or the full option term if a participant retires, is disabled or is terminated because of a change in control.

SUMMARY OF OPTION EXERCISES

         The following table lists the number of shares acquired and the value realized as a result of the exercise of options during 1999 for the listed officers. The value realized is the difference between the market price of the shares acquired and the exercise price of the options. The table also lists the number of shares underlying unexercised options as well as values for "in-the-money" options. Options are "in-the-money" if the 1999 year-end share price is higher than the exercise price.

                      OPTION EXERCISES IN LAST FISCAL YEAR


                                                                                   Number of
                                                                                  Securities            Value of
                                                                                  Underlying          Unexercised
                                                                                  Unexercised         In-the-Money
                                                                                  Options at           Options at
                                     Shares Acquired                              FY-End (#)           FY-End ($)
Name                                 On Exercise (#)     Value Realized ($)       Exercisable         Exercisable
----                                 ---------------     ------------------       -----------         -----------
J. Holmes Morrison                            0                      0               88,639              507,984
Phyllis H. Arnold                        10,095                207,169               48,995              193,988
Frederick H. Belden, Jr.                  8,582                181,761               40,256              181,996
Laurance G. Jones                         3,218                 60,133               39,000              165,354
Kenneth R. Summers                        1,500                 32,291               53,444              442,345


RETIREMENT BENEFITS

         One Valley maintains a qualified defined benefit pension plan. Benefits are based on total pay received during a period of 60 consecutive months of employment which results in the highest final average compensation. "Total pay" does not include income related to the exercise of stock options or payments in lieu of benefits under One Valley's flexible benefits program. "Total pay" is the total annual salary and bonus listed in the Summary Compensation Table.

         For purposes of calculating retirement benefits, compensation was capped at $160,000 in 1999. As of November 1, 1999, the credited years of service under the retirement plan for the following individuals were: Phyllis H. Arnold, 23.667 years; J. Holmes Morrison, 32.167 years; Frederick H. Belden, Jr., 32.000 years; Laurance G. Jones, 30.417 years; and Kenneth R. Summers,
35.000 years.

         In 1990, One Valley broadened coverage of a Supplemental Employee Retirement Plan to include members of senior management, including the individuals named in the Summary Compensation Table. This plan provides for a benefit to supplement the capped benefit of the qualified defined benefit plan such that at normal retirement at age 65 a Participant would be eligible to receive 65% of final average compensation, less the retirement benefit under the defined benefit pension plan, any retirement benefits from a previous employer and the employee's Social Security benefit. The plan also provides a reduced early retirement benefit and a disability retirement benefit. Both of these benefits are reduced by benefits paid under One Valley's Long Term Disability Plan and Social Security benefits.

         In 1997, One Valley amended the Supplemental Employee Retirement Plan to exclude income related to the exercise of stock options and payments in lieu of benefits under One Valley's flexible benefits program from the compensation in the calculation of benefits. During 1999, $480,933 was accrued for the Supplemental Employee Retirement Plan Trust, and $507,142 was paid into the Trust.

         For illustrative purposes, the following table lists the approximate annual retirement benefits (Qualified Plan and Supplemental Plan) an employee would receive if he or she retired on November 1, 1999, at age 65. Amounts are based on the full life annuity form under various assumptions as to salary and years of service. Benefits are not subject to deduction for Social Security or other offset amounts.


                               PENSION PLAN TABLE


         Highest Consecutive            Estimated Annual Pension For
              Five-Year           Representative Years of Credited Service
        Average Compensation*         15            20           25 or More

                $125,000           $ 27,521      $ 36,694         $ 64,774
                 150,000             33,521        44,694           81,024
                 175,000             39,521        52,694           97,274
                 200,000             45,521        60,694          113,524
                 225,000             51,521        68,694          129,774

                 250,000             57,521        76,694          146,024
                 300,000             69,521        92,694          178,524
                 400,000             93,521       124,694          243,524
                 450,000            105,521       140,694          276,024
                 500,000            117,521       156,694          308,524

                 550,000            129,521       172,694          341,024
                 600,000            141,521       188,694          373,524
                 650,000            153,521       204,694          406,024
                 700,000            165,521       220,694          438,524


        * IRS Maximum for Qualified Plan is $160,000 in 1999.


CHANGE IN CONTROL ARRANGEMENTS

         Beginning in 1996 and over the course of the last several years, One Valley has entered into agreements with all officers listed in the Summary Compensation Table and with certain other officers to encourage those key officers not to seek other employment because of the possibility of another entity's acquiring One Valley. One Valley designed these agreements to secure the executives' continued service and dedication in the face of the perception a change in control could occur, or an actual or threatened change in control. Because of the amount of acquisition activity in the banking industry, the Board of Directors believed entering into these agreements was in One Valley's best interest. These agreements were not entered into because a change in control was imminent.

         Generally, the agreements apply if there is a change in control of One Valley and for two years following the change in control. During this period, if the executive (a) is terminated by

One Valley without cause, (b) resigns for "good reason," or (c) if an executive at the level of executive vice president or above voluntarily terminates employment during the thirteenth month after a change in control, then the executive will receive cash equal to either three (at the level of executive vice president or above) or two (at the level of senior vice president) or one times the sum of (a) the executive's base salary and average bonus for the three years prior to the change in control, and (b) a pro rata portion of the executive's target bonus for the year when the change in control occurs. Health benefits will continue for 36 or 12 months (depending on the relevant change in control agreement). Retiree medical benefits will be available if the executive has 10 years of service and is at least 50 years old.

         If an excise tax under Section 4999 of the Internal Revenue Code applies to any of these agreements, One Valley will pay executives (at the level of executive vice president or above) an additional amount so that after payment of the tax, the executive has received the full change in control benefits. However, the extra payment will not be made and payments will be capped if a reduction of the payments by an amount that is less than 10% would render the payments to be below the Section 4999 limitation. In such cases, One Valley reduces the change in control payments so that no excise tax is due. In all other instances, One Valley will reduce payments for other executives under the change in control agreements so no excise tax would be due. Under the agreements, executives may not resign for 180 days after change in control activities have begun, unless the activities terminate or a change in control occurs.

         Under the change in control agreements, a "change in control" means (a) a person becomes the beneficial owner of 50% or more of the voting power of One Valley, (b) a change in a majority of the Board, (c) the completion of a reorganization, merger, consolidation or sale of substantially all of One Valley's assets (unless One Valley's shareholders receive more than 60% of the voting stock of the acquiring company, no person acquires more than 50% of the voting stock, and One Valley's Board of Directors constitutes a majority of the continuing board of directors of the acquiring company), or (d) a liquidation, dissolution or sale or disposition of all or substantially all of One Valley's assets. The pending acquisition of One Valley by BB&T is a transaction which, if finalized, will be a "change in control" for purposes of these agreements. In anticipation of the BB&T acquisition, Messrs. Morrison, Belden and Jones and Mrs. Arnold have entered into employment agreements with BB&T which nullify their change-in-control agreements.

BOARD COMPENSATION

         During 1999, each director who was not an employee of One Valley received $650 for each meeting of the Board of Directors he or she attended. Additionally, non-employee directors who were members of the Audit Committee received $350 per meeting attended and $300 for other committee meetings attended. Each director not employed by One Valley also receives an annual grant of 100 shares of One Valley common stock. During 1999, there were no other compensation arrangements for One Valley directors.

         Under the One Valley Deferred Compensation Plan, One Valley directors may defer fees they receive for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         ONE VALLEY SHARE OWNERSHIP

         The following table lists One Valley's share ownership for the persons or groups specified. Ownership includes direct and indirect (beneficial) ownership as defined by SEC rules. Information in the table is as of February 29, 2000. Share totals include 100 directors' qualifying shares which One Valley's Bylaws require each director to own. The Bylaws further require that to be eligible for re-election, a director must own at least 500 shares by the end of the first three years of service.

DIRECTORS:

                                                                                              SHARES
        NAME                                     POSITIONS WITH COMPANY                 BENEFICIALLY OWNED
        ----                                     ----------------------                 ------------------
Phyllis H. Arnold                               Chief Operating Officer,                 101,391  Direct (1)
                                            Senior Executive Vice President,
                                                        Director

Charles M. Avampato                                     Director                          34,265  Direct
                                                                                           5,285  Indirect

Dennis M. Bone                                          Director                           1,268  Direct

James K. Brown                                          Director                           2,950  Direct
                                                                                           4,135  Indirect

James K. Candler                                        Director                          25,286  Direct (2)

Nelle Ratrie Chilton                                    Director                          68,041  Direct

H. Rodgin Cohen                                         Director                           3,620  Direct

James L. Davidson, Jr.                                  Director                         166,133  Direct (2)
                                                                                          12,806  Indirect

Ray Marshall Evans, Jr.                                 Director                          44,733  Direct
                                                                                       2,208,169  Indirect (3)

Bob M. Johnson                                          Director                          46,320  Direct (1)
                                                                                          31,892  Indirect

Robert E. Kamm, Jr.                                     Director                         227,996  Direct (1)
                                                                                          27,191  Indirect

John D. Lynch                                           Director                          33,012  Direct
                                                                                           4,687  Indirect

Edward H. Maier                                         Director                          26,100  Direct

                                                                                              SHARES
        NAME                                     POSITIONS WITH COMPANY                 BENEFICIALLY OWNED
        ----                                     ----------------------                 ------------------
John F. Mork                                            Director                           2,192  Direct

J. Holmes Morrison                      Chairman, President and Chief Executive          102,920  Direct (4) (1)
                                                  Officer and Director                    15,383  Indirect

Charles R. Neighborgall, III                            Director                           3,656  Direct
                                                                                           3,656  Indirect

John L. D. Payne                                        Director                           1,315  Direct
                                                                                         724,806  Indirect (5)

Lacy I. Rice, Jr.                                       Director                         166,176  Direct
                                                                                          14,687  Indirect

William A. Rice, Jr.                                    Director                           5,997  Direct

Brent D. Robinson                                Senior Vice President,                   42,632  Direct (1)
                                                        Director                           1,065  Indirect

W. Lowrie Tucker, III                                   Director                          33,939  Direct (1)
                                                                                           8,349  Indirect

J. Lee Van Metre, Jr.                                   Director                           2,950  Direct
                                                                                           2,612  Indirect

Richard B. Walker                                       Director                           4,778  Direct

Edwin H. Welch                                          Director                           2,692  Direct

John H. Wick, III                                       Director                          17,909  Direct
                                                                                          44,010  Indirect

Thomas D. Wilkerson                                     Director                           3,212  Direct

OTHER EXECUTIVE OFFICERS:

Frederick H. Belden, Jr.                        Executive Vice President                  46,162  Direct (1)
                                                                                           3,125  Indirect

Laurance G. Jones                               Executive Vice President                  40,140  Direct (1)
                                                                                           7,187  Indirect

Kenneth R. Summers                               Senior Vice President                    61,876  Direct (4) (1)
                                                                                             558  Indirect

All Directors, Nominees and                                                            1,452,009  Direct
Executive Officers as a Group                                                          2,542,424  Indirect
(32 individuals)

All Directors, Nominees and Executive Officers as a Group - 11.87%. Two of the above individuals beneficially own more than one percent of One Valley common stock: R. Marshall Evans, Jr. - 6.69% and John L. D. Payne - 2.16%.

(1) Includes shares the individual has the right to acquire within 60 days through the exercise of options under One Valley's 1993 Stock Option
         Plan: Phyllis H. Arnold - 48,995, Bob M. Johnson - 6,000, Robert E. Kamm, Jr. - 20,125, J. Holmes Morrison - 75,626, Brent D. Robinson - 19,500, W. Lowrie Tucker III - 4,000, Kenneth R. Summers - 44,539, Frederick H. Belden, Jr. - 40,256 and Laurance G. Jones - 38,000.

(2) Includes shares the individual has the right to acquire within 60 days through the exercise of options under the FFVA Financial Corporation 1994 Stock Option Plan: James K. Candler - 13,238, and James L. Davidson, Jr. - 68,715.

(3)      See Note (1) under Certain Beneficial Owners.

(4) Includes shares the individual has the right to acquire within 60 days through the exercise of options under One Valley's 1983 Stock Option
         Plan: J. Holmes Morrison - 13,013 and Kenneth R. Summers - 8,905.

(5) Consists of 146,247 shares held in nine trusts of which John L. D. Payne is a co-trustee, 567,434 shares held by Hubbard Properties, Inc., formerly Dickinson Company, LLC, Payne-Gallatin Mining Company and Horse Creek Land and Mining Company and 10,000 shares held by Southern Land Limited Partnership (in which companies Mr. Payne is an executive officer and director), and 1,125 shares owned by his children; does not include 191,586 shares held in or through trusts in which John L. D. Payne, at the discretion of trustees, is an income beneficiary.


CERTAIN BENEFICIAL OWNERS
ONE VALLEY COMMON STOCK OWNERSHIP

         Mr. R. Marshall Evans, Jr. is the only shareholder known to One Valley to beneficially own five percent or more of One Valley's common stock. "Beneficially own" means to own the shares directly, or to have the right to vote the shares, or to have the right to dispose of the shares. More than one person may "beneficially own" the same shares. For example, co-trustees of a trust may each be "beneficial owners" of the shares in the trust.


              Name and Address of        Amount and Nature of        Percent
               Beneficial Owner        Beneficial Ownership (1)      of Class
               ----------------        ------------------------      --------

            R. Marshall Evans, Jr.           2,252,902 (1)             6.69%
            3401 Northside Parkway
            Atlanta, GA   30327

----------------


(1) Consists of (a) 1,308,562 shares held as co-trustee with an individual co-trustee and One Valley Bank; (b) 219,464 shares held as co-trustee with One Valley Bank and another individual co-trustee; (c) 186,731 shares held with One Valley Bank as co-trustee; (d) 36,132 shares held by his wife as trustee of trusts for the benefit of his children; (e) 44,733 shares owned of record; (f) 9,033 shares owned of record by his wife; and (g) 438,247 shares owned by Hubbard Properties, Inc., formerly Dickinson Company, LLC, and 10,000 shares owned by Southern Land Limited Partnership (in which Mr. Evans is an executive officer and director). This does not include 37,197 shares held in trusts from which Mr. Evans may, at the discretion of the co-trustees, receive distributions of income and, under certain circumstances, distributions of principal.

         One Valley's subsidiary banks hold of record as trustee, co-trustee, executor or co-executor, 4,769,464 shares of stock representing 14.17% of the outstanding One Valley shares. One Valley does not vote all of these shares. The information below indicates when One Valley's subsidiary banks have voting control:

         o The banks do not vote the 4,083,234 shares held as co-trustee or co-executor.

         o The banks hold 686,230 shares as sole trustee or sole executor, of which 647,280 shares (or 1.92% of the total shares outstanding) will be voted by the banks, as trustee or executor.

         o The banks hold 38,950 shares as sole trustee or sole executor in personal trust and self-directed employee benefit accounts. These shares will be voted at the direction of the grantor, settlor or beneficiary of those accounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN TRANSACTIONS WITH DIRECTORS AND OFFICERS AND THEIR ASSOCIATES

         One Valley and its banking subsidiaries have and expect to have business transactions with directors, officers, principal shareholders and their associates. During 1999, all of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with affiliated persons. One Valley's management believes that these transactions, which at December 31, 1999, were, in the aggregate, 19.3% of total shareholders' equity, did not involve more than the normal business risk of collection or include other unfavorable features.

         See also Notes H and J of the Notes to the Consolidated Financial Statements appearing at pages 37 and 38 of One Valley's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

         Jackson & Kelly PLLC, a law firm in which Director James K. Brown is a member, Steptoe & Johnson, a law firm in which Director J. Lee Van Metre, Jr., is a partner, Bowles, Rice, McDavid, Graff & Love PLLC, a law firm in which Director Lacy I. Rice, Jr., is of counsel, and Sullivan & Cromwell, a law firm in which Director H. Rodgin Cohen is a partner, performed legal services for One Valley and its subsidiaries in 1999. Based on information provided by Messrs. Brown, Van Metre, Rice and Cohen, the payments made to these law firms were less than five percent of the gross revenues of each of those firms in 1999. In One Valley's opinion, these transactions were on terms as favorable to One Valley as they would have been with unaffiliated third parties.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, One Valley's affiliate banks and One Valley Square, Inc., paid $126,844 to TerraCare, Inc., for landscaping services. TerraCare, Inc., is a wholly owned subsidiary of TerraCo, Inc. Director Nelle Ratrie Chilton is Vice President and director of TerraCo, Inc. In the opinion of One Valley, these transactions were on terms as favorable to One Valley as they would have been with third parties not otherwise affiliated with One Valley. The members of One Valley's Compensation Committee during 1999 were Charles M. Avampato, Dennis M. Bone, Nelle Ratrie Chilton, John F. Mork and John L. D. Payne.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               1999 Annual Report
                                                                                                to Shareholders
             Index                                                                                  Page(s)
             -----                                                                                  -------
(a) 1.       Financial Statements

             Consolidated Financial Statements of One Valley Bancorp, Inc., incorporated by reference in Part II, Item 8, of this report.

                          Consolidated Balance Sheets at December 31, 1999, and 1998                   28

                          Consolidated Statements of Income for the years ended December
                          31, 1999, 1998 and 1997                                                      29

                          Consolidated Statements of Shareholders' Equity for the years
                          ended December 31, 1999, 1998 and 1997                                       30

                          Consolidated Statements of Cash Flows for the years ended
                          December 31, 1999, 1998 and 1997                                             31

                          Notes to Consolidated Financial Statements                                 32-46

                          Report of Independent Auditors                                               47

(a) 2.       Financial Statement Schedules

             One Valley omits all schedules, because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(a) 3.       Exhibits Required to be Filed by Item 601 of Regulation S-K and
             Item 14(c) of Form 10-K

             See Index to Exhibits.

             Reports on Form 8-K

(b)
             Report on Form 8-K filed February 7, 2000.

             Report on Form 8-K filed February 14, 2000.
(c)

             Exhibits

(d)          See Item 14(a)(3) above.

             Financial Statement Schedules

             See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ONE VALLEY BANCORP, INC.


                             By: /s/ J. Holmes Morrison
                                ---------------------------
                                 J. HOLMES MORRISON,
                                 Chairman, President and
                                 Chief Executive Officer


                             By: /s/ Laurance G. Jones
                                ---------------------------
                                 LAURANCE G. JONES,
                                 Executive Vice President and Treasurer
                                 (Principal Financial Officer)


                             By: /s/ James A. Winter
                                ---------------------------
                                 JAMES A. WINTER,
                                 Senior Vice President and Chief Accounting
                                 Officer (Principal Accounting Officer)

March 21, 2000

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


SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----

/s/ Phyllis H. Arnold                                Director                   March 21, 2000
-----------------------------
PHYLLIS H. ARNOLD

/s/ Charles M. Avampato                              Director                   March 21, 2000
-----------------------------
CHARLES M. AVAMPATO

/s/ Dennis M. Bone                                   Director                   March 22, 2000
-----------------------------
DENNIS M. BONE

/s/ James K. Brown                                   Director                   March 21, 2000
-----------------------------
JAMES K. BROWN

SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----

                                                     Director                   March __, 2000
-----------------------------
JAMES K. CANDLER

/s/ Nelle Ratrie Chilton                             Director                   March 21, 2000
-----------------------------
NELLE RATRIE CHILTON

                                                     Director                   March __, 2000
-----------------------------
H. RODGIN COHEN

                                                     Director                   March __, 2000
-----------------------------
JAMES L. DAVIDSON, JR.

/s/ Ray Marshall Evans, Jr.                          Director                   March 21, 2000
-----------------------------
RAY MARSHALL EVANS, JR.

                                                     Director                   March __, 2000
-----------------------------
BOB M. JOHNSON

                                                     Director                   March __, 2000
-----------------------------
ROBERT E. KAMM, JR.

                                                     Director                   March __, 2000
-----------------------------
JOHN D. LYNCH

/s/ Edward H. Maier                                  Director                   March 21, 2000
-----------------------------
EDWARD H. MAIER

                                                     Director                   March __, 2000
-----------------------------
JOHN F. MORK

/s/ J. Holmes Morrison                               Chairman, President        March 21, 2000
-----------------------------                        and Chief Executive
J. HOLMES MORRISON                                   Officer

                                                     Director                   March __, 2000
-----------------------------
CHARLES R. NEIGHBORGALL, III

/s/ John L. D. Payne                                 Director                   March 21, 2000
-----------------------------
JOHN L. D. PAYNE

                                                     Director                   March __, 2000
-----------------------------
LACY I. RICE, JR.

SIGNATURE                                            TITLE                           DATE
---------                                            -----                           ----

/s/ William A. Rice, Jr.                             Director                   March 21, 2000
-----------------------------
WILLIAM A. RICE, JR.

                                                     Director                   March __, 2000
-----------------------------
BRENT D. ROBINSON

                                                     Director                   March __, 2000
-----------------------------
W. LOWRIE TUCKER, III

                                                     Director                   March __, 2000
-----------------------------
J. LEE VAN METRE, JR.

/s/ Richard B. Walker                                Director                   March 22, 2000
-----------------------------
RICHARD B. WALKER

/s/ Edwin H. Welch                                   Director                   March 21, 2000
-----------------------------
EDWIN H. WELCH

/s/ John H. Wick, III                                Director                   March 21, 2000
-----------------------------
JOHN H. WICK, III

/s/ Thomas D. Wilkerson                              Director                   March 21, 2000
-----------------------------
THOMAS D. WILKERSON

                                INDEX TO EXHIBITS

Exhibit No. Description:


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

         Exhibit 2.1 Agreement and Plan of Reorganization between One Valley and BB&T Corporation, dated February 6, 2000, filed as part of One Valley's Form 8-K on February 14, 2000 and incorporated herein by reference.

         Exhibit 2.2 Stock Option Agreement between One Valley and BB&T Corporation, dated February 6, 2000, filed as part of One Valley's Form 8-K on February 14, 2000 and incorporated herein by reference.

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

         Exhibit 10.4      One Valley Bancorp, Inc., 1993 Amended and
                           Restated Incentive Stock Option Plan found filed as part of One Valley's 1998 Annual Report on Form 10-K and incorporated herein by reference.

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

         Exhibit 10.7 One Valley Bancorp, Inc., Executive Incentive Compensation Plan, dated as of January 1, 1996, filed as part of One Valley's 1996 Annual Report on Form 10-K and incorporated herein by reference.

(12)     Statement Re Computation of Ratios.

(13)     1999 Annual Report to Security Holders.

(21)     Subsidiaries of Registrant.

(23a)    Consent of Ernst & Young LLP, Independent Auditors.

(23b)    Consent of Cherry, Bekaert & Holland, L.L.P., Independent Auditors.

(27)     Financial Data Schedule -- Edgar filing only.

(99b)    Report of Cherry, Bekaert & Holland, L.L.P., Independent Auditors.