Form 10-K/A
period 1999-12-31
ONE VALLEY BANCORP INC
filed 2000-04-03
CIK 351616

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

                                 Title of class
                                 --------------

                                      NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

REASON FOR AMENDMENT


After filing its Annual Report on Form 10-K, the registrant discovered certain typographical errors in Exhibit 13. Accordingly, the registrant is refiling, in its entirety, Exhibit 13.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ONE  VALLEY  BANCORP,  INC.


                                             By: /s/ J. HOLMES MORRISON
                                                ------------------------------
                                                J. HOLMES MORRISON,
                                                Chairman, President and
                                                Chief Executive Officer


                                             By: /s/ LAURANCE G. JONES
                                                ------------------------------
                                                LAURANCE G. JONES,
                                                Executive Vice President and
                                                Treasurer
                                                (Principal Financial Officer)


                                             By: /s/ JAMES A. WINTER
                                                ------------------------------
                                                JAMES A. WINTER,
                                                Senior Vice President and Chief
                                                Accounting Officer (Principal
                                                Accounting Officer)


March 31, 2000