Form 10-Q
period 2000-03-31
ONE VALLEY BANCORP INC
filed 2000-05-15
CIK 351616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000 was:


                Common Stock, $10.00 par value -33,678,012 shares

Part I.  Financial Information

Item 1.         Financial Statements.

The unaudited interim consolidated financial statements of One Valley Bancorp, Inc. (One Valley) or (Registrant) are included on pages 3 - 6 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations is included on pages 8 - 15 of this report.

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited in thousands)
                                                                                March 31     December 31     March 31
                                                                                  2000          1999           1999
ASSETS
Cash and Due From Banks                                                         $158,280       $214,535      $157,688
Interest Bearing Deposits With Other Banks                                         3,672          5,720         2,601
Federal Funds Sold                                                               168,000        185,590             0
                                                                              ----------     ----------    ----------
   Cash and Cash Equivalents                                                     329,952        405,845       160,289
Securities
   Available-for-Sale, at fair value                                           1,228,560      1,288,853     1,271,366
   Held-to-Maturity (Estimated Fair Value,
   March 31, 2000 - $275,972; December 31, 1999 - $278,792;
   March 31, 1999 -  $282,896)                                                   282,412        286,330       276,174
Loans
   Total Loans                                                                 4,424,862      4,391,626     4,085,086
   Less: Allowance For Loan Losses                                                55,250         54,156        52,645
                                                                              ----------     ----------    ----------
   Net Loans                                                                   4,369,612      4,337,470     4,032,441
Premises & Equipment - Net                                                        98,297         99,661       102,505
Other Assets                                                                     164,619        164,902       131,144
                                                                              ----------     ----------    ----------
   Total Assets                                                               $6,473,452     $6,583,061    $5,973,919
                                                                              ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest Bearing                                                         $589,190       $553,370      $567,385
   Interest Bearing                                                            4,050,656      4,020,065     3,985,476
                                                                              ----------     ----------    ----------
   Total Deposits                                                              4,639,846      4,573,435     4,552,861
Short-term Borrowings
   Federal Funds Purchased                                                        28,876         12,662       119,281
   Repurchase Agreements and Other Borrowings                                    570,132        837,608       608,199
                                                                              ----------     ----------    ----------
   Total Short-term Borrowings                                                   599,008        850,270       727,480
Long-term Borrowings                                                             590,532        541,824        54,512
Other Liabilities                                                                 69,871         58,803        58,246
                                                                              ----------     ----------    ----------
   Total Liabilities                                                           5,899,257      6,024,332     5,393,099
Shareholders' Equity:
   Preferred Stock-$10 par value; 1,000,000 shares authorized
      but none issued                                                                  0              0             0
   Common Stock-$10 par value; 70,000,000 shares authorized,
      Issued 39,700,758 shares at March 31, 2000;
      39,449,061 shares at December 31, 1999;
      39,221,327 shares at March 31, 1999                                        397,008        394,491       392,213
   Capital Surplus                                                               101,198         96,817        94,412
   Retained Earnings                                                             259,199        247,394       211,908
   Accumulated Other Comprehensive Income                                        (27,511)       (24,274)          556
   Treasury Stock-6,022,746 shares at March 31, 2000
      and December 31, 1999; 5,048,046 shares
      at March 31, 1999; at cost                                                (155,699)      (155,699)     (118,269)
                                                                              ----------     ----------    ----------
      Total Shareholders' Equity                                                 574,195        558,729       580,820
                                                                              ----------     ----------    ----------
      Total Liabilities and Shareholders' Equity                              $6,473,452     $6,583,061    $5,973,919
                                                                              ==========     ==========    ==========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(unaudited in thousands, except per share data)

                                                                                               For The Three Months
                                                                                                  Ended March 31
                                                                                                2000          1999
INTEREST INCOME
   Interest and Fees on Loans
      Taxable                                                                                   $89,600       $81,768
      Tax-Exempt                                                                                    998           676
                                                                                               --------      --------
            Total                                                                                90,598        82,444
   Interest on Investment Securities
      Taxable                                                                                    20,851        20,049
      Tax-Exempt                                                                                  3,419         3,339
                                                                                               --------      --------
            Total                                                                                24,270        23,388
   Other Interest Income                                                                            688           134
                                                                                               --------      --------
            Total Interest Income                                                               115,556       105,966
INTEREST EXPENSE
   Deposits                                                                                      40,667        39,201
   Short-term Borrowings                                                                          7,572         8,277
   Long-term Borrowings                                                                           8,382           633
                                                                                               --------      --------
      Total Interest Expense                                                                     56,621        48,111
                                                                                               --------      --------
Net Interest Income                                                                              58,935        57,855
Provision For Loan Losses                                                                         2,653         2,116
                                                                                               --------      --------
Net Interest Income
   After Provision For Loan Losses                                                               56,282        55,739
OTHER INCOME
   Trust Department Income                                                                        3,569         3,227
   Service Charges on Deposit Accounts                                                            4,947         4,773
   Real Estate Loan Processing & Servicing Fees                                                     976         1,902
   Other Service Charges and Fees                                                                 7,159         4,535
   Other Operating Income                                                                         1,508         1,817
   Securities Transactions                                                                            5           403
                                                                                               --------      --------
      Total Other Income                                                                         18,164        16,657
OTHER EXPENSES
   Salaries and Employee Benefits                                                                23,047        21,925
   Occupancy Expense - Net                                                                        2,299         2,284
   Equipment Expenses                                                                             3,021         3,059
   Outside Data Processing                                                                        2,581         2,525
   Other Operating Expenses                                                                      12,702        12,748
                                                                                               --------      --------
      Total Other Expenses                                                                       43,650        42,541
                                                                                               --------      --------
Income Before Taxes                                                                              30,796        29,855
Applicable Income Taxes                                                                          10,237         9,912
                                                                                               --------      --------
NET INCOME                                                                                      $20,559       $19,943
                                                                                               ========      ========
NET INCOME PER SHARE
   Basic                                                                                        $  0.61       $  0.58
   Diluted                                                                                      $  0.61       $  0.57
Average Shares Outstanding (in thousands)
   Basic                                                                                         33,654        34,569
   Diluted                                                                                       33,890        34,940


ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(unaudited in thousands)

                                                                                                            Accumulated
                                                                                                              Other
                                                     Common        Capital       Retained       Treasury   Comprehensive
                                                     Stock         Surplus       Earnings        Stock        Income       Total
Balance December 31, 1999                           $394,491       $96,817       $247,394     ($155,699)    ($24,274)    $558,729
Three Months Ended March 31, 2000
   Comprehensive Income:
      Net Income                                           0             0         20,559             0            0       20,559
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0       (3,234)      (3,234)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0           (3)          (3)
                                                                                                                            --------
      Other Comprehensive Income                                                                                           (3,237)
                                                                                                                           --------
   Comprehensive Income                                                                                                    17,322
   Cash Dividends ($.26 per share)                                                 (8,754)                                 (8,754)
   Issuance of Common Stock                            2,120         4,081                                                  6,201
   Stock Options Exercised                               397           300              0             0            0          697
                                                    --------      --------       --------      --------      --------    --------
Balance March 31, 2000                              $397,008      $101,198       $259,199     ($155,699)    ($27,511)    $574,195
                                                    ========      ========       ========      ========     ========     ========


Balance December 31, 1998                           $391,352       $94,157       $200,174      ($96,600)      $6,450     $595,533
Three Months Ended March 31, 1999
   Comprehensive Income:
      Net Income                                           0             0         19,943             0            0       19,943
      Other Comprehensive Income, net of tax:
         Net Unrealized Holding Losses on
            Available-For-Sale Securities Arising
            During The Period                              0             0              0             0       (5,652)      (5,652)
         Less:  Reclassification Adjustment For
            Gains Realized in Net Income                   0             0              0             0         (242)        (242)
                                                                                                                          --------
      Other Comprehensive Income                                                                                           (5,894)
                                                                                                                         --------
   Comprehensive Income                                                                                                    14,049
   Cash Dividends ($.24 per share)                         0             0         (8,209)            0            0       (8,209)
   Treasury Shares Purchased                               0             0              0       (21,669)           0      (21,669)
   Stock Options Exercised                               861           255              0             0            0        1,116
                                                    --------      --------       --------      --------     --------     --------
Balance March 31, 1999                              $392,213       $94,412       $211,908     ($118,269)        $556     $580,820
                                                    ========      ========       ========      ========     ========     ========

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited in thousands)
                                                                                                For The Three Months
                                                                                                   Ended March 31
                                                                                                 2000           1999
OPERATING ACTIVITIES
   Net Income                                                                                  $20,559        $19,943
   Adjustments To Reconcile Net Income To Net Cash
      Provided by Operating Activities:
         Provision For Loan Losses                                                               2,653          2,116
         Depreciation                                                                            2,907          2,750
         Amortization and Accretion                                                                614          1,325
         Net Gain From Sales of Assets                                                              (5)          (403)
         Increase (Decrease) Due to Changes In:
            Accrued Interest Receivable                                                           (619)         1,005
            Accrued Interest Payable                                                               816           (432)
            Other Assets and Other Liabilities                                                  17,323          6,106
                                                                                              --------       --------
            Net Cash Provided by Operating Activities                                           44,248         32,410

INVESTING ACTIVITIES
   Proceeds From Sales of Securities Available for Sale                                              0         33,765
   Proceeds From Maturities of Securities Available for Sale                                    79,692        181,621
   Proceeds From Maturities of Securities Held to Maturity                                       5,434          8,498
   Purchases of Securities Available for Sale                                                  (23,065)      (189,864)
   Purchases of Securities Held to Maturity                                                     (1,480)        (4,905)
   Net Increase In Loans                                                                       (35,454)       (95,184)
   Acquisition of Subsidiary, Net of Cash Received                                                 194              0
   Purchases of Premises and Equipment                                                          (1,262)        (2,392)
                                                                                              --------       --------
            Net Cash Provided by (Used in) Investing Activities                                 24,059        (68,461)

FINANCING ACTIVITIES
   Net Increase (Decrease) in Interest Bearing and Non-interest Bearing Deposits                66,411            (27)
   Net Increase in Federal Funds Purchased                                                      16,214         82,871
   Net Decrease in Other Short-term Borrowings                                                (267,476)       (85,150)
   Proceeds From Long-term Borrowings                                                           75,000         19,150
   Repayment of Long-term Debt                                                                 (26,292)          (118)
   Proceeds From Issuance of Common Stock                                                          697          1,116
   Purchase of Treasury Stock                                                                        0        (21,669)
   Dividends Paid                                                                               (8,754)        (8,209)
                                                                                              --------       --------
            Net Cash Used in Financing Activities                                             (144,200)       (12,036)
                                                                                              --------       --------
            Decrease in Cash and Cash Equivalents                                              (75,893)       (48,087)

Cash And Cash Equivalents at Beginning of Year                                                 405,845        208,376
                                                                                              --------       --------
Cash And Cash Equivalents, March 31                                                           $329,952       $160,289
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

Note B - Net Income Per Common Share

     Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the year. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under One Valley's stock option plans. The effect of dilutive stock options on average shares outstanding was 236,000 and 371,000 for the first quarter of 2000 and 1999 respectively.


Note C - Pending Merger

     On February 6, 2000, One Valley and BB&T Corp. (BB&T), based in Winston-Salem, North Carolina, executed an Agreement and Plan of Reorganization providing for the merger of BB&T and One Valley, with BB&T surviving the merger and thereby acquiring One Valley's bank and non-bank subsidiaries. Pursuant to the Plan, One Valley shareholders would receive 1.28 shares of BB&T stock in exchange for each share of One Valley. As part of the proposed merger, BB&T has estimated one-time after tax charges of $48 million related to consummating the merger and $29 million related to restructuring One Valley's bond portfolio. The merger remains subject to the satisfaction of certain conditions including shareholder and regulatory approval and is expected to close during the third quarter of 2000. This transaction is expected to be accounted for as a pooling-of-interests.

Note D - Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for years beginning after June 15, 2000 and the impact of adopting this statement by One Valley in year 2001 cannot be determined at this time.

One Valley Bancorp, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2000


INTRODUCTION AND SUMMARY

     Net income for the first quarter of 2000 totaled $20.6 million, a 3.1% increase over the $19.9 million earned in the same quarter of 1999. On a diluted basis, net income per share increased by 7.0% to $0.61 from the $0.57 earned in the first quarter of 1999. The improvement in earnings during the quarter is primarily due to an 11.7% increase in non-interest income and a 1.9% increase in net interest income.

     Return on average assets (ROA) measures how effectively One Valley utilizes its assets to produce net income. ROA was 1.29% for the first three months of 2000, down from the 1.34% earned during the same period of 1999. Return on average equity (ROE) increased to 14.35% from the 13.44% reported for the first quarter of 1999.

     The following discussion is an analysis of the financial condition and results of operations of One Valley for the first three months of 2000. This discussion should be read in conjunction with the 1999 Annual Report to Shareholders and the other financial information included in this report.

Acquisitions

     At the close of business on January 7, 2000, One Valley acquired Carson Insurance Agency in Charleston, West Virginia. This transaction was treated as a purchase and accordingly, the balances and results of the operations are included in the financial statements of One Valley only from the date of purchase.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the three months ended March 31, 2000, was $61.3 million on a fully tax-equivalent basis, a 2.2% increase over the $60.0 million earned during the same period in 1999. In total, average earning assets increased by $391.2 million or 7.0% for the first three months of 2000 versus the first quarter 1999, primarily due to a $360.9 million or 9.1% increase in average net loans. To fund this loan growth, average interest bearing liabilities increased by $444.0 million or 9.4% over the first three months of 1999. Approximately $385.9 million of the increase was the result of borrowings, primarily long-term, while the remaining $58.1 resulted from internal growth in interest bearing deposits.

     As shown in the consolidated average balance sheets (page 14), the yield on earning assets increased to 7.96% for the first three months of 2000, up from the 7.84% earned during the same period in 1999. Similarly, the cost of interest bearing liabilities increased to 4.39% for the first three months of 2000, up from the 4.11% cost of funds reported during the first quarter of 1999. Additional discussion of the changes in balance sheet mix is included later in this report. With the increase in the cost of interest bearing liabilities exceeding the increase in the yield on earning assets, the net interest margin declined to 4.13% for the first three months of 2000 versus 4.33% for the same period in 1999. However, when compared to the fourth quarter of 1999, the net interest margin rose 7 basis points from 4.06% to 4.13%. Internal interest rate risk simulations indicate that over the next twelve months a rise of 300 basis points in interest rates would have a negative influence on net interest income. Normal fluctuations in market interest rates should not have a significant impact on One Valley's net interest margin.

Credit Experience

     The provision for loan losses was $2.7 million for the three months ended March 31, 2000, a $537,000 increase from the provision during the first quarter of 1999. The increase in the provision for loan losses was based upon One Valley's continual evaluation process of the adequacy of the allowance for loan losses. Net charge-offs for the first quarter were $1.6 million for the three months ended March 31, 2000 down from the $1.7 million reported for the first quarter of 1999. As a percentage of average total loans, net charge-offs in the first three months of 2000 decreased to 0.14% on an annualized basis, down from an annualized 0.17% during the same period in 1999 and for the full year of 1999.

     Total non-performing assets to period-end loans at March 31, 2000, remained unchanged from one year ago at 0.24%, but down from December 31, 1999. Non-accrual loans totaled $9.4 million at March 31, 2000, $841,000 or 9.9% above last year's level, while foreclosed properties were $120,000 or 10.3% below last year's level. Loans past due over 90 days were 0.11% of outstanding loans at March 31, 2000, down from the 0.13% at March 31, 1999 and unchanged from year-end 1999. An analysis of the allowance for loan losses and non-performing assets is included on page 13.

      With the improved credit quality and the continued growth of loans outstanding, the allowance for loan losses as a percent of loans outstanding has declined to 1.25% at March 31, 2000 compared to 1.29% one year ago but up slightly from the 1.23% year-end 1999. In management's opinion, the allowance for loan losses remains adequate to absorb the current estimated risk of loss in the existing loan portfolio.

Non-Interest Income and Expense

     The net overhead ratio (non-interest expense less non-interest income excluding security transactions divided by average earning assets) is a measure of One Valley's ability to control costs and equalizes the comparison of various sized operations. As this ratio decreases, more of the net interest margin flows to net income. One Valley's net overhead ratio for the first three months of 2000 was 1.71%, down from 1.82% during all of 1999 and down from the 1.89% for the first three months of 1999. The improvement in the net overhead ratio during the first three months of 2000 was the result of a 7.0% growth in average earning assets from one year ago while net overhead costs actually decreased by 3.0% from the same period in 1999. The decrease in net overhead is partially due to increased revenue from insurance fees associated with the January 2000 purchase of Carson Insurance Agency.

      Total non-interest income excluding securities transactions was $18.2 million through the first three months of 2000, up 11.7% from the $16.3 million non-interest income earned during the same period in 1999. Trust income increased by 10.6% from the same period last year due to new business and increases in the market value of trust assets managed. Service charges on deposit accounts increased by 3.6% over the first three months of 1999. Other service charges and fees increased by 57.9% over the first three months of 1999, primarily due to increases in credit/debit card activity, investment commissions, $1.4 million in insurance commissions from Carson Insurance Agency, and other banking services provided to customers. The increased revenue was partially offset with a decline in real estate processing fees resulting from lower mortgage activity associated with a higher interest rate environment.

       Total non-interest expense was $43.7 million during the first three months ended March 31, 2000, a 2.6% increase over the $42.5 million during the same period in 1999. Staff costs increased by 5.1% from the level one-year ago primarily due to the additional staff from the Carson Insurance Agency and normal salary and benefit increases. All other expense categories remained relatively unchanged from the prior year's level.

     Income tax expense increased by $325,000, or 3.3%, for the first three months of 2000 compared with the same period in 1999. The increase in taxes is primarily a result of the 3.2% growth in pretax earnings. One Valley's effective income tax rate for the first three months of 2000 was 33.2% and remains unchanged from one year ago.


FINANCIAL CONDITION

Asset Structure

     Total loans at March 31, 2000, were $4.4 billion, an increase of $339.8 million or 8.3% above March 31, 1999. As a result of this loan growth, the consolidated loan-to-deposit ratio has increased to 95.4% at March 31, 2000, compared to 89.7% at March 31, 1999. The increase in total loans is primarily in one-to-four family residential mortgages, commercial loans primarily secured by real estate, and home equity loans.

     Investment portfolio assets decreased $64.2 million or 4.1% from the level at year-end and by $36.6 million or 2.4% from the level one-year ago. Investment maturities were used to fund loan growth and reduce total borrowings. At March 31, 2000, approximately 81% of One Valley's investment portfolio was available-for-sale while the remaining 19% consisted of municipal securities to be held-to-maturity. At the time of purchase, management determines the appropriate classification of securities.
Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and carried at fair value. The corresponding difference between the historical cost and the current fair value of these securities, the unrealized gain or loss, is an adjustment to shareholders' equity, net of deferred income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other related risk factors. If management has the positive intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-investment and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

       Securities designated as available-for-sale at March 31, 2000 had a historical cost of $1.273 billion, with an unrealized loss of approximately $44.7 million. This unrealized loss at March 31, 2000, lowered shareholders' equity by $27.5 million, net of $17.2 million in deferred income taxes. At year-end December 31, 1999, and March 31, 1999, securities available-for-sale had a historical cost of $1.330 billion and $1.270 billion, with an unrealized loss of approximately $39.6 million at year-end and an unrealized gain of approximately $822,000 at March 31, 1999. The unrealized loss at year-end, decreased shareholders' equity by $24.3 million and the unrealized gain from one year ago increased shareholders' equity by $556,000, net of deferred income taxes.

     As of March 31, 2000, Federal funds sold were $168.0 million, compared to zero one-year ago and $185.6 million at year end 1999. The higher amounts at March 31, 2000 and December 31, 1999 were the result of Y2K liquidity planning and the lingering effects of related asset/liability strategies. Fluctuations in Federal funds sold are normal and largely due to planned changes in One Valley's asset/liability structure in order to maximize the return on investment in response to changes in the interest rate environment.

Liability Structure

     Total deposits at March 31, 2000, increased by $66.4 million from year-end and $87.0 million or 1.9% since March 31, 1999. Due to the current low interest rate environment, deposit customers are shortening the maturities of their deposit reinvestments and seeking higher yielding non-traditional investment alternatives. The majority of the growth in One Valley's core deposits has been in variable rate, index-based deposit accounts. One Valley has also been able to attract non-interest bearing deposits by increasing customer service and convenience through increased electronic banking service and locations. The average rate paid on interest bearing deposits was 4.07% in the first three months of 2000, up from the 3.98% average rate paid for all of 1999, and the 4.01% average rate paid in the first three months of 1999. In an effort to meet customer expectations for an integrated financial service delivery system, One Valley also operates a fully licensed NASD Broker/Dealer subsidiary, an insurance agency subsidiary and continues to expand other product lines.

     Total short-term borrowings decreased from year-end and one year ago by $251.3 million or 29.6% and $128.5 million or 17.7%, respectively. Short-term borrowings consist of Federal funds purchased from correspondent banks, repurchase agreements with large corporate and public entities, advances on credit lines available to One Valley, and commercial paper. In 1999, One Valley utilized short and long-term borrowings to fund its loan growth and to provide Y2K liquidity. During the first quarter of 2000, portions of these borrowings became due and were repaid. The average rate paid on short-term borrowings has increased 45 basis points from 4.57% during the first three months of 1999 to 5.02% during the same period of 2000.

      Long-term borrowings increased by $536.0 million since March 31, 1999 and $48.7 million since December 31, 1999. In the first quarter of 2000, One Valley borrowed $75.0 million in FHLB advances with scheduled maturities of one to ten years. During 1999, One Valley borrowed $200.0 million as a part of a Y2K liquidity strategy and $310.7 million as part of its interest rate risk management strategy. As a result, One Valley has $237.9 million of long-term FHLB borrowings maturing within one year and the remaining $352.7 million has scheduled maturities ranging from two to ten years.


Capital Structure and Liquidity

     One Valley's risk based capital ratio at March 31, 2000 was 14.0%, well above the 8.0% required, while its Tier I capital ratio was 12.8%. One Valley's strong capital position is demonstrated further by its leverage ratio of 8.2% compared to regulatory guidance of 4.0% to 5.0%. The capital ratios of the banking subsidiaries also remain strong and allow them to effectively serve the communities in which they are located.

     One Valley's equity-to-asset ratio was 8.9% at March 31, 2000, down from the 9.7% at March 31, 1999, but up slightly from the 8.5% reported for year-end. The decrease in the equity-to-asset ratio from March, 1999 was the result of the purchase of treasury shares in 1999 and the equity effect of the decline in the market value of the investment portfolio. In February 1999, One Valley's Board of Directors authorized the repurchase of 1.5 million shares of One Valley common stock. This purchase was completed by the end of the second quarter 1999 at a cost of $56.5 million. All other authorizations to repurchase shares have been rescinded and repurchases have been halted pending acquisition by BB&T. The increase in the ratio since year-end is due to One Valley's strong earnings performance and a slight reduction in the overall asset size.

       One Valley's cash dividend, totaling $0.26 per share for the first quarter of 2000, was up 8.3% over the $0.24 per share dividend during the same period in 1999. One Valley's dividend policy, coupled with the continued growth in net income, demonstrates management's commitment to a strong equity-to-asset ratio benefiting both the investor and the customer in the local community. The capital positions of the banks, coupled with proper asset/liability matching and the stable nature of the primarily consumer base of core deposits, results in the maintenance of a strong liquidity position. The liquidity of the parent company is dependent upon dividends from its banking subsidiaries, which, although restricted by banking regulations, are adequate to meet its cash needs.

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

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Analysis of Loan Losses and Non-Performing Assets
(unaudited in thousands)
                                                                           For The Three Months
                                                                               Ended March 31
                                                                             2000         1999
ALLOWANCE FOR LOAN LOSSES
   Balance, Beginning of Period                                             $54,156      $52,272
   Loan Losses                                                                2,038        2,236
   Loan Recoveries                                                              479          493
                                                                            -------      -------
      Net Charge-offs                                                         1,559        1,743
   Provision For Loan Losses                                                  2,653        2,116
                                                                            -------      -------
   Balance, End of Period                                                   $55,250      $52,645
                                                                            =======      =======

Total Loans, End of Period                                               $4,424,862   $4,085,086
Allowance For Loan Losses As a % of Total Loans                                1.25         1.29
                                                                         ==========   ==========

NON-PERFORMING ASSETS AT QUARTER END
   Non-Accrual Loans                                                         $9,360       $8,519
   Foreclosed Properties                                                      1,051        1,171
                                                                            -------      -------
   Total Non-Performing Assets                                              $10,411       $9,690
                                                                            =======      =======

Non-Performing Assets As a % of Total Loans                                    0.24         0.24

Loans Past Due Over 90 Days                                                  $4,954       $5,249
Loans Past Due Over 90 Days As a % of Total Loans                              0.11         0.13

ONE VALLEY BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balance Sheets
(unaudited in thousands)
                                                                                 Three Months Ended March 31
                                                                               2000                      1999
                                                                          Amount   Yield/Rate       Amount   Yield/Rate
                                                                                      (pct.)                   (pct.)
ASSETS
Loans
   Taxable                                                               $4,325,328    8.32        $3,984,124   8.29
   Tax-Exempt                                                                66,697    9.26            44,856   9.40
                                                                         ----------                ----------
      Total                                                               4,392,025    8.33         4,028,980   8.30
   Less: Allowance for Losses                                                55,003                    52,876
                                                                         ----------                ----------
      Net Loans                                                           4,337,022    8.44         3,976,104   8.41
Securities
   Taxable                                                                1,292,273    6.45         1,304,919   6.15
   Tax-Exempt                                                               266,949    7.88           262,807   7.82
                                                                         ----------                ----------
      Total                                                               1,559,222    6.70         1,567,726   6.43
Federal Funds Sold & Other                                                   49,885    5.55            11,075   4.91
                                                                         ----------                ----------
   Total Earning Assets                                                   5,946,129    7.96         5,554,905   7.84
Other Assets                                                                426,997                   377,977
                                                                         ----------                ----------
   Total Assets                                                          $6,373,126                $5,932,882
                                                                         ==========                ==========


LIABILITIES AND EQUITY
Interest Bearing Liabilities
   Deposits                                                              $4,023,343    4.07        $3,965,195   4.01
   Short-term Borrowings                                                    606,969    5.02           734,717   4.57
   Long-term Borrowings                                                     557,372    6.05            43,766   5.87
                                                                         ----------                ----------
      Total Interest
         Bearing Liabilities                                              5,187,684    4.39         4,743,678   4.11
Non-interest Bearing Deposits                                               554,809                   542,757
Other Liabilities                                                            57,384                    52,692
                                                                         ----------                ----------
   Total Liabilities                                                      5,799,877                 5,339,127
Shareholders' Equity                                                        573,249                   593,755
                                                                         ----------                ----------
   Total Liabilities & Equity                                            $6,373,126                $5,932,882
                                                                         ==========                ==========

Interest Income To Earning Assets                                                      7.96                     7.84
Interest Expense To Earning Assets                                                     3.83                     3.51
                                                                                     ------                   ------
Net Interest Margin                                                                    4.13                     4.33
                                                                                     ======                   ======

    Note:  Yields are computed on a fully taxable equivalent basis using the rate of 35%.


                             One Valley Bancorp, Inc.

                          Part II.  Other Information


Item 6.  Exhibits and Reports on Form 10-Q

         a)  Exhibits

             27. Financial Data Schedule - electronic filing only

         b)  Reports on Form 8-K

              1. February 7, 2000 - One Valley Bancorp, Inc. announced the agreement to combine with BB&T.






                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   One Valley Bancorp, Inc.

DATE: May 15, 2000

                                   BY  /s/ J. Holmes Morrison
                                             J. Holmes Morrison
                                             Chairman of the Board,
                                         President and Chief Executive Officer


                                   BY  /s/ Laurance G. Jones
                                             Laurance G. Jones
                                             Executive Vice President
                                             and Chief Financial Officer